Form 10-Q
period 2011-03-31
Sagent Pharmaceuticals, Inc.
filed 2011-05-13
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-35144

Sagent Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0536317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 N. Roselle Road, Suite 700 Schaumburg, Illinois	60195
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 908-1600

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

At April 30, 2011, there were 27,828,217 shares of the registrant’s common stock outstanding.

Sagent Pharmaceuticals, Inc.

In this report, “Sagent,” “we,” “us” and “our” refers to Sagent Pharmaceuticals, Inc. and subsidiaries, and “Common Stock” refers to Sagent’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,416	$34,376
Restricted cash and cash equivalents	87	208
Accounts receivable, net of chargebacks and other deductions	19,916	18,939
Inventories, net	31,439	30,567
Prepaid expenses and other current assets	6,650	5,309
Due from related party	407	868
Note receivable	120	120
Deferred income taxes	6	6

Total current assets	91,041	90,393
Restricted cash and cash equivalents	100	100
Property, plant, and equipment, net	737	785
Investment in joint ventures	23,384	24,466
Deferred financing costs, net	822	232
Intangible assets, net	2,579	2,613

Total assets	$118,663	$118,589

Liabilities, preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$14,914	$24,449
Due to related party	1,908	2,494
Accrued profit sharing	3,693	3,717
Accrued liabilities	4,262	4,800
Preferred stock warrants	1,886	1,432
Current portion of long-term debt	4,773	–
Notes payable	18,738	20,726

Total current liabilities	50,174	57,618

Long term liabilities:
Long-term debt	10,227	–
Deferred income taxes	6	6
Other long-term liabilities	600	–

Total liabilities	61,007	57,624

Preferred stock
Series A preferred stock—$0.00001 par value; 113,000,000 authorized and outstanding at March 31, 2011 and December 31, 2010 (liquidation preference $113,000)	113,000	113,000
Series B preferred stock—$0.00001 par value; 39,136,052 authorized and 32,714,284 outstanding at March 31, 2011 and December 31, 2010 (liquidation preference $45,800)	44,774	44,774

Total preferred stock	157,774	157,774

Stockholders’ equity (deficit):
Common stock—$0.000008 par value; 23,539,769 and 23,539,769 authorized and 2,220,569 and 2,054,467 outstanding at March 31, 2011 and December 31, 2010, respectively	–	–
Additional paid-in capital	3,136	2,318
Accumulated other comprehensive income	1,529	1,285
Accumulated deficit	(104,783)	(100,412)

Total stockholders’ equity (deficit)	(100,118)	(96,809)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$118,663	$118,589

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2011	2010

Net revenue	$30,344	$8,644
Cost of sales	25,755	8,351

Gross profit	4,589	293
Operating expenses:
Product development	2,357	2,794
Selling, general and administrative	4,975	4,166
Equity in net loss of joint ventures	673	435

Total operating expenses	8,005	7,395

Loss from operations	(3,416)	(7,102)
Interest income and other	19	4
Interest expense and other	(520)	(239)
Change in fair value of preferred stock warrants	(454)	–

Loss before income taxes	(4,371)	(7,337)
Provision for income taxes	–	–

Net loss	$(4,371)	$(7,337)

Net loss per common share:
Basic	$(2.09)	$(3.90)
Diluted	$(2.09)	$(3.90)
Weighted-average of shares used to compute net loss per common share:
Basic	2,088	1,884
Diluted	2,088	1,884

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities
Net loss	$(4,371)	$(7,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54	69
Amortization	149	265
Stock-based compensation	490	183
(Increase) decrease in restricted stock repurchase liability	–	13
Equity in net loss of joint ventures	673	435
Change in fair value of preferred stock warrants	454	–
Changes in operating assets and liabilities:
Accounts receivable, net	(977)	(1,482)
Inventories, net	(872)	4,455
Prepaid expenses and other current assets	(1,341)	(810)
Due from related party	461	–
Accounts payable and other accrued liabilities	(10,916)	(9,204)

Net cash used in operating activities	(16,196)	(13,413)

Cash flows from investing activities
Capital expenditures	(6)	(8)
Return (funding) of principal balance of restricted cash	121	(135)
Investments in unconsolidated joint ventures	(17)	(97)
Return of capital from unconsolidated joint venture	670	–
Purchase of product rights	(70)	(157)

Net cash provided by (used in) investing activities	698	(397)

Cash flows from financing activities
(Reduction in) addition to short-term notes payable	(1,988)	3,461
Proceeds from issuance of long-term debt	15,000	–
Proceeds from issuance of preferred stock, net of issuance costs	–	9,690
Proceeds from issuance of common stock	561	9
Payment of deferred financing costs	(35)	–

Net cash provided by financing activities	13,538	13,160

Net decrease in cash and cash equivalents	(1,960)	(650)
Cash and cash equivalents, at beginning of period	34,376	7,731

Cash and cash equivalents, at end of period	$32,416	$7,081

See accompanying notes to condensed consolidated financial statements

Sagent Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except for share and per share information)

(Unaudited)

Note 1. Summary of significant accounting policies:

Reincorporation:

We completed our initial public offering (“IPO”) on April 26, 2011. In connection with our IPO, we incorporated (the “Reincorporation”) in Delaware as Sagent Pharmaceuticals, Inc., (“Sagent” or the “Company”). Prior to this reincorporation, we were a Cayman Islands company, and our corporate name was Sagent Holding Co. (“Sagent Holding”).

In connection with our IPO and concurrent with our Reincorporation in Delaware, the holders of our preferred stock exchanged each of their outstanding shares of preferred stock for 0.12759 shares of our common stock.

Basis of Presentation:

Our interim condensed consolidated financial statements are unaudited. We prepared the condensed consolidated financial statements following rules for interim reporting as prescribed by the U.S. Securities and Exchange Commission (“SEC”). As permitted under those rules, we have condensed or omitted a number of footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). It is management’s opinion that these financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of our financial position, operating results and cash flows. Operating results for any interim period are not necessarily indicative of future or annual results.

You should read these statements in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2010, included in our IPO prospectus filed with the SEC on April 21, 2011.

Principles of Consolidation:

The condensed consolidated financial statements include Sagent as well as our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. We account for our investment in Kanghong Sagent (Chengdu) Pharmaceutical Corporation Limited (“KSP”) and Sagent Strides LLC using the equity method of accounting, as our interest in each entity provides for joint financial and operational control. Operating results of our KSP equity method investment are reported on a one-month lag.

Note 2. Reverse stock split:

All common share and per share amounts in the condensed consolidated financial statements and notes thereto have been restated to reflect a reverse stock split effective on April 26, 2011, whereby every 7.8378 shares of common stock, including the shares of preferred stock that were converted to common stock on April 26, 2011, were combined into one share of common stock. Immediately prior to the consummation of our IPO, but following the reverse stock split, the number of authorized shares was increased to 105 million, with par value of $0.01 per share, consisting of 100 million shares of common stock and 5 million shares of undesignated preferred stock.

Note 3. Inventories:

Inventories at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011			December 31, 2010
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory
Finished goods	$32,565	$-	$32,565	$31,151	$-	$31,151
Raw materials	-	262	262	-	262	262
Inventory reserve	(1,388)	-	(1,388)	(846)	-	(846)

	$31,177	$262	$31,439	$30,305	$262	$30,567

In March 2011, we initiated a voluntary recall of all lots of our amiodarone delivered in a pre-filled syringe due to reports of incompatibility of certain needleless I.V. sets with the product. We increased our inventory reserve by $318 in the three months ended March 31, 2011 related to this recall.

Note 4. Intangible assets:

Intangible assets at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011			December 31, 2010
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$1,688	$(772)	$916	$1,618	$(668)	$950
Product development rights	1,663	-	1,663	1,663	-	1,663

	$3,351	$(772)	$2,579	$3,281	$(668)	$2,613

Movements in intangible assets were due to the following:

	Product licensing rights	Product development rights
December 31, 2010	$950	$1,663

Acquisition of product rights	70	-

Amortization of product rights	(104)	-

March 31, 2011	$916	$1,663

The weighted-average period prior to the next extension or renewal for the five products comprising our product licensing rights intangible asset was 41 months at March 31, 2011.

We currently estimate amortization expense over each of the next five years as follows:

For the year ending:	Amortization expense
March 31, 2012	$1,990

March 31, 2013	$301

March 31, 2014	$122

March 31, 2015	$102

March 31, 2016	$64

Note 5. Investment in KSP:

Changes in our investment in KSP during the three months ended March 31, 2011 were as follows:

Investment in KSP at January 1, 2011	$23,663
Equity in net loss of KSP	(1,033)
Currency translation adjustment	244

Investment in KSP at March 31, 2011	$22,874

Condensed statement of operations information of KSP is presented below.

	Three months ended March 31,
Condensed statement of operations information	2011	2010

Net revenues	$-	$-

Gross profit	-	-

Net loss	(2,066)	(387)

During the three months ended March 31, 2011, KSP’s development activities increased, as initial batch validation activities were initiated at its manufacturing facility.

Note 6. Accrued liabilities:

Accrued liabilities at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Payroll and employee benefits	$1,294	$1,736
Sales and marketing	2,511	2,338
Other accrued liabilities	457	726

	$4,262	$4,800

Note 7. Debt:

In March 2011, our principal operating subsidiary amended its $25,000 senior secured revolving credit facility (the “Revolver”) to permit, among other things, the entry into a new $15,000 term loan credit facility (the “Term Note”) and the incurrence of debt and granting of liens thereunder. The amendment also requires that we become a borrower under the Revolver within 30 days of the consummation of the initial public offering. As of May 13, 2011, we have not yet become a borrower under the facility. The interest rate on the Revolver, which bears interest at a rate equal to either an adjusted London Interbank Offered Rate (LIBOR), plus a margin of 5.50%, or an alternate base rate plus a margin of 4.50%, was 8.50% at March 31, 2011 and December 31, 2010.

In March 2011, our principal operating subsidiary entered into a $15,000 Term Note, which expires June 16, 2013. Borrowings under the Term Note will be used for general corporate purposes, including funding of our working capital. The interest rate on the Term Note, which bears interest at LIBOR plus a margin of 9.0%, subject to a 3.0% LIBOR floor, was 12.0% at March 31, 2011. Equal monthly amortization payments in respect to the Term Note are payable beginning September 1, 2011. Under the agreement, we are required to maintain the lesser of $15,000 or 65% of our consolidated cash balances with a single financial institution and are also required to pay a financing fee of $600 when the Term Note has been repaid. The financing fee will be amortized to interest expense over the life of the loan, and the related obligation is included in other long-term liabilities on our balance sheet. The Term Note is secured by a second lien on substantially all of the assets of our principal operating subsidiary.

The Term Note contains various covenants substantially similar to the senior secured revolving credit facility, including a covenant to maintain minimum net invoiced revenues, restrictions on our ability to incur additional indebtedness, create liens, make certain investments, pay dividends, sell assets, or enter into a merger or acquisition. With respect to dividends, our principal operating subsidiary, as the borrower under the term loan credit facility, is currently prohibited, subject to certain limited exceptions, including an exception to distribute $1,500 to us to cover fees and expenses related to our IPO, from declaring dividends or otherwise making any distributions, loans or advances to us as the parent company. This restriction will continue until we become a borrower under the Term Note, which is required within 30 days of the consummation of the initial public offering. As of May 13, 2011, we have not yet become a borrower under the facility.

Aggregate maturities of our long-term debt for the years ended March 31, were as follows:

For the year ending:

March 31, 2012	$4,773
March 31, 2013	$8,182
March 31, 2014	$2,045

Note 8. Fair value measurements:

Liabilities measured at fair value as of March 31, 2011 consist of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Preferred stock warrants	$1,886	$-	$-	$1,886

	$1,886	$-	$-	$1,886

During the three months ended March 31, 2011, changes in the fair value of our preferred stock warrants measured using significant unobservable inputs (Level 3), were comprised of the following:

Balance at January 1, 2011	$1,432
Change in fair value of warrants	454

Balance at March 31, 2011	$1,886

The fair values of the preferred stock warrants are estimated in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the Practice Aid). Several objective and subjective factors are considered when valuing each equity security and related warrant at a valuation date.

The following scenarios and probabilities were applied for the valuation of the preferred warrants as of March 31, 2011:

Initial public offering – short term	90%
Initial public offering – medium term	5%
Strategic sale – long term	3%
Dissolution	2%

Note 9. Comprehensive income (loss):

Comprehensive income (loss) for the three months ended March 31, 2011 and 2010 is comprised of the following:

	Three months ended March 31,
	2011	2010

Net loss, as reported	$(4,371)	$(7,337)
Comprehensive income (loss)
Currency translation adjustment, net of tax	244	-

Total comprehensive loss	$(4,127)	$(7,337)

Note 10. Earnings per share:

Basic earnings per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, 20,897,762 and 16,502,820 common share equivalents, comprised of preferred shares, restricted stock, preferred stock warrants and unexercised stock options, have been excluded from the calculation of diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively. The table below presents the computation of basic and diluted earnings per share for the three month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Basic and dilutive numerator:
Net loss, as reported	$(4,371)	$(7,337)

Denominator:
Weighted-average common shares outstanding - basic (in thousands)	2,088	1,884
Net effect of dilutive securities:
Weighted-average conversion of Class A and Class B preferred stock	-	-
Stock options and restricted stock	-	-

Weighted-average common shares outstanding - diluted (in thousands)	2,088	1,884

Net loss per common share (basic)	$(2.09)	$(3.90)

Net loss per common share (diluted)	$(2.09)	$(3.90)

On April 19, 2011, we completed our initial public offering, issuing 5,750,000 shares of our common stock in exchange for consideration of $92 million. The underwriters exercised their overallotment option on April 21, 2011, resulting in the issuance of an additional 862,500 shares of our common stock for consideration of $13.8 million. The offering closed on April 26, 2011; we received net proceeds from the offering of approximately $95.5 million. These shares have not been included in the calculation of earnings per share for the three month period ended March 31, 2011.

Note 11. Stock-based compensation:

We did not grant stock options during the first quarter of 2011. There were 146,103 stock options exercised during the first three months of 2011, with an aggregate intrinsic value of $1,307.

Note 12. Revenue and revenue deductions:

Net revenue by product line is as follows:

	Three months ended March 31,
Therapeutic class:	2011	2010
Anti-infective	$12,593	$6,771

Critical care	12,609	1,347

Oncology	5,108	526

Device	34	-

	$30,344	$8,644

Accrued chargebacks are shown as a reduction in accounts receivable. Changes in accrued chargebacks during the three month period ended March 31, 2011 resulted from the following:

Accrued chargebacks at January 1, 2011	$13,507

Provision for chargebacks	29,382

Credit or checks issued	(29,779)

Accrued chargebacks at March 31, 2011	$13,110

Note 13. Related party transactions:

As of March 31, 2011 and December 31, 2010, respectively, we had a receivable of $407 and $868 from Sagent Strides LLC, which is expected to offset future profit-sharing payments. As of March 31, 2011 and December 31, 2010, respectively, we had a payable of $1,908 and $2,494 to Sagent Strides LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements. During the three months ended March 31, 2011, Sagent Strides LLC distributed $1,340 of profit sharing receipts to its joint venture partners. As the Sagent Strides joint venture is in a cumulative loss position, our share of this distribution has been treated as a return of capital in the condensed consolidated statement of cash flows.

Note 14. Commitments and contingencies:

From time to time, we are subject to claims and litigation arising in the normal course of business. At this time, there are no proceedings of which we are aware that we expect will have a material adverse effect on our consolidated financial position or results of operations.

In January 2011, Infusive Technologies, LLC (“Infusive”) filed a complaint against us in the United States District Court of Utah, Central Division, alleging that we had breached the terms of an acquisition agreement entered into in September 2008 for failing to use reasonable commercial efforts to develop and commercialize certain products based on patents and other intellectual property assigned to us by Infusive, thereby avoiding a $1,250 contingent payment under the agreement. The complaint seeks compensatory damages of at least $15,000, plus interest, and punitive damages of at least $50,000. We are in the preliminary stages of reviewing this complaint, and intend to vigorously defend ourselves in this litigation, including bringing a number of counterclaims against Infusive in such litigation. In March 2011, we filed motions for change in venue and to dismiss the complaint and Infusive filed its first amended complaint, which, among other things, alleged additional facts to support its allegations and eliminated the claim for punitive damages.

Note 15. Condensed parent company only financial statements:

The following condensed financial statements present the Company’s financial position as of March 31, 2011 and December 31, 2010, and its results of operations and cash flows for the three month periods ended March 31, 2011 and 2010 on a parent-company only basis. In the parent company only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of formation. The Company’s share of loss is recorded as equity in net loss of unconsolidated subsidiaries. The parent company only financial statements should be read in conjunction with the Company’s condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,110	$7,110
Prepaid expenses and other current assets	2,002	1,285

Total current assets	9,112	8,395
Investment in unconsolidated subsidiaries	28,104	30,602
Investment in unconsolidated joint ventures	22,874	23,663

Total assets	$60,090	$62,660

Liabilities, preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$301	$248
Accrued liabilities	247	15
Preferred stock warrants	1,886	1,432

Total current liabilities	2,434	1,695

Total liabilities	2,434	1,695

Preferred stock
Series A preferred stock	113,000	113,000
Series B preferred stock	44,774	44,774

Total preferred stock	157,774	157,774

Stockholders’ equity:
Common stock	–	–
Preferred stock	–	–
Additional paid-in capital	3,136	2,318
Accumulated other comprehensive income	1,529	1,285
Accumulated deficit	(104,783)	(100,412)

Total stockholders’ equity (deficit)	(100,118)	(96,809)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$60,090	$62,660

Sagent Pharmaceuticals, Inc.

Condensed Statements of Operations

(in thousands, unaudited)

	Three months ended March 31,
	2011	2010
Net revenue	$-	$-
Cost of sales	-	-

Gross profit	-	-
Operating expenses:
Selling, general and administrative	497	193
Equity in net loss of joint venture	1,033	387
Equity in net loss of unconsolidated subsidiaries	2,387	6,757

Total operating expenses	3,917	7,337

Loss from operations	(3,917)	(7,337)

Interest income and other	-	-
Change in value of preferred stock warrants	(454)	-

Loss before income taxes	(4,371)	(7,337)
Provision for income taxes	-	-

Net loss	$(4,371)	$(7,337)

Sagent Pharmaceuticals, Inc.

Condensed Statement of Cash Flows

(in thousands, unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(4,371)	$(7,337)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	490	183
(Increase) decrease in restricted stock repurchase liability	–	13
Equity in net loss of joint venture	1,033	387
Equity in net loss of unconsolidated subsidiaries	2,387	6,757
Change in fair value of preferred stock warrants	454	–
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(717)	–
Accounts payable and accrued liabilities	52	–

Net cash (used in) provided by operating activities	(672)	3

Cash flows from investing activities
Return of capital from (investments in) unconsolidated subsidiaries	111	(9,677)
Investments in joint venture	–	(15)

Net cash provided by (used in) investing activities	111	(9,692)

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	–	9,690
Proceeds from issuance of common stock	561	9

Net cash provided by financing activities	561	9,699

Net increase in cash and cash equivalents	–	10
Cash and cash equivalents, at beginning of period	7,110	–

Cash and cash equivalents, at end of period	$7,110	$10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and with our audited financial statements and the notes found in our IPO prospectus filed with the SEC on April 21, 2011. Unless otherwise noted, all dollar amounts are in thousands.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. In addition, this report contains forward-looking statements regarding our ability to generate operating profit in the near term; the adequacy of our current cash balances, including cash received from our IPO, to fund our ongoing operations; that none of our net operating loss carryforwards will be incapable of utilization; and our ability to meet our obligations under the Senior Secured Revolving Credit Agreement and Term Loan Credit Agreement.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below and those contained in the “Risk Factors” found in our IPO prospectus filed with the SEC on April 21, 2011, identify important factors that could cause actual results to differ materially from those predicted in our forward-looking statements. Such factors, include, but are not limited to:

•

we rely on our business partners for the manufacture of our products, and if our business partners fail to supply us with high-quality API or finished products in the quantities we require on a timely basis, sales of our products could be delayed or prevented, our revenues would decline and we may not achieve profitability;

•

if we or any of our business partners are unable to comply with the regulatory standards applicable to pharmaceutical drug manufacturers, we may be unable to meet the demand for our products, may lose potential revenues and may not achieve profitability;

•

any change in the regulations, enforcement procedures or regulatory policies established by the FDA and other regulatory agencies could increase the costs or time of development of our products and delay or prevent sales of our products and our revenues would decline and we may not achieve profitability;

•

two of our products, heparin and cefepime, each of which is supplied to us by a single vendor, represent a significant portion of our net revenues and, if the volume or pricing of either of these products declines, or we are unable to satisfy market demand for either of these products, it could have a material adverse effect on our business, financial position and results of operations;

•

if we are unable to continue to develop and commercialize new products in a timely and cost-effective manner, we may not achieve our expected revenue growth or profitability or such revenue growth and profitability, if any, could be delayed;

•	if we are unable to maintain our GPO relationships, our revenues would decline and future profitability would be jeopardized;
•	we rely on a limited number of pharmaceutical wholesalers to distribute our products;
•	we may be exposed to product liability claims that could cause us to incur significant costs or cease selling some of our products;
•	if reimbursement for our current or future products is reduced or modified, our business could suffer;
•	current economic conditions could adversely affect our operations;
•	we are subject to a number of risks associated with managing our international network of collaborations;
•	we may never realize the expected benefits from our investment in our KSP joint venture; and
•

we may seek to engage in strategic transactions that could have a variety of negative consequences, and we may not realize the benefits of such transactions; and the other risks set forth in the section entitled “Risk Factors” in our IPO prospectus filed with the SEC on April 21, 2011.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

We cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Introduction

We are an injectable pharmaceutical company that develops and sources products that we sell primarily in the U.S. through our highly experienced sales and marketing team. With a primary focus on generic injectable pharmaceuticals, we currently offer our customers a broad range of products across anti-infective, oncolytic and critical care indications in a variety of presentations, including single- and multi-dose vials, pre-filled ready-to-use syringes, medical devices and premix bags, and we generally seek to develop injectable products where the form or packaging of the product can be enhanced to improve delivery, product safety or end-user convenience. We have rapidly established a large and diverse product portfolio and pipeline as a result of our innovative business model, which combines an extensive network of collaborations with API suppliers and finished product developers and manufacturers in Asia, Europe, the Middle East and the Americas with our proven and experienced U.S.-based regulatory, quality assurance, business development, project management, and sales and marketing teams.

On April 26, 2011, we completed our initial public offering (“IPO”), issuing 6,612,500 shares of our common stock at an initial price of $16.00 per share. We received net proceeds from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses of approximately $95.5 million. We plan to use the proceeds from this offering for general corporate purposes.

Discussion and Analysis

Consolidated results of operations

The following compares our consolidated results of operations for the three months ended March 31, 2011 with the three months ended March 31, 2010:

	Three months ended March 31,
	2011	2010	$ change	% change

Net revenue	$30,344	$8,644	$21,700	251%
Cost of sales	25,755	8,351	17,404	208%

Gross profit	4,589	293	4,296	1467%
Gross profit as % of net revenues	15.1%	3.4%	11.7%

Operating expenses:
Product development	2,357	2,794	(437)	-16%
Selling, general and administrative	4,975	4,166	809	19%
Equity in net loss of joint ventures	673	435	238	55%

Total operating expenses	8,005	7,395	610	8%

Loss from operations	(3,416)	(7,102)	3,686	-52%
Interest income and other	19	4	15	375%
Interest expense	(520)	(239)	(281)	118%
Change in fair value of preferred stock warrants	(454)	–	(454)	100%

Loss before income taxes	(4,371)	(7,337)	2,966	-40%
Provision for income taxes	–	–	–	0%

Net loss	$(4,371)	$(7,337)	$2,966	-40%

Net loss per common share:
Basic	$(2.09)	$(3.90)	$1.80	-46%
Diluted	$(2.09)	$(3.90)	$1.80	-46%

Net revenue: Net revenue for the three months ended March 31, 2011 totaled $30.3 million, an increase of $21.7 million, or 251%, as compared to $8.6 million for the three months ended March 31, 2010. The launch of 31 codes or presentations of 11 new products since March 31, 2010 contributed $14.2 million, or 65%, of the net revenue increase in the first quarter. Net revenue for products launched prior to March 31, 2010 totaled $16.1 million in the first quarter of 2011, an increase of $7.5 million, or 87%, as compared to $8.6 million in the first quarter of 2010. Unit volumes for products launched prior to March 31, 2010, increased 65% due to strong market penetration, accounting for $5.4 million of the increase as compared to the prior year.

Cost of sales: Cost of goods sold for the three months ended March 31, 2011 totaled $25.8 million, an increase of $17.4 million, or 208%, as compared to $8.4 million for the three months ended March 31, 2010. Gross profit as a percentage of net revenue was 15.1% for the three months ended March 31, 2011, including $0.6 million in costs associated with the voluntary recall of our amiodarone pre-filled syringe in March 2011, due to FDA concerns about known compatibility issues between glass syringes and the Clave device, and 3.4% for the three months ended March 31, 2010. The increase in gross profit as a percentage of net revenue was primarily driven by our introduction of new, higher margin products during the latter half of 2010, principally heparin and topotecan, partially offset by the costs associated with the amiodarone voluntary recall.

Product development: Product development expense for the three months ended March 31, 2011 totaled $2.4 million, a decrease of $0.4 million, or 16%, as compared to $2.8 million for the three months ended March 31, 2010. The decrease in product development expense was primarily due to the timing of activities under our development programs, as the number of products under development has not changed significantly as compared with the first quarter of 2010.

As of March 31, 2011, our new product pipeline included 39 products represented by 69 ANDAs which we had filed, or licensed rights to, that were under review by the US Food and Drug Administration (“FDA”) and six products represented by nine ANDAs that have been recently approved and are pending commercial launch. We expect to launch substantially all of these new products by the end of 2012. We also had 32 products represented by 52 ANDAs under initial development at March 31, 2011.

Selling, general and administrative: Selling, general and administrative expenses for the three months ended March 31, 2011, totaled $5.0 million an increase of $0.8 million, or 19%, as compared to $4.2 million for the three months ended March 31, 2010. The increase in selling, general and administrative expense was primarily due to increases in headcount and corporate infrastructure to support our initial public offering and anticipated revenue growth. Selling, general and administrative expense as a percentage of net revenue was 16% and 48% for the three months ended March 31, 2011 and 2010, respectively; the reduction reflects the benefit of increased net sales across our established sales and administrative organization, which were established in anticipation of new product launches.

Equity in net loss of joint ventures: Equity in net loss of joint ventures for the three months ended March 31, 2011 totaled $0.7 million, an increase of $0.2 million, or 55%, as compared to $0.4 million for the three months ended March 31, 2010. The increase was primarily due to additional development activities of our KSP joint venture, as the manufacturing facility commenced validation and development activities, partially offset by income generated by the Sagent Strides joint venture.

Interest expense: Interest expense for the three months ended March 31, 2011 totaled $0.5 million, an increase of $0.3 million, or 118%, as compared to $0.2 million for the three months ended March 31, 2010. The increase was principally due to higher average borrowings under our senior secured revolving credit facility during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Provision for income taxes: We have generated tax losses since inception and do not believe that it is more likely than not that our net operating loss carryforwards and other deferred tax assets will be utilized. As a result, we have decided that a full valuation allowance is needed against our deferred tax assets. Our initial public offering in April 2011 has triggered an ownership change as defined by Section 382 of the US Internal Revenue Code. This change will limit the amount of our net operating loss carryforwards which we could utilize to offset future taxable income. Because none of our current net operating loss carryforwards expire before 2027, we expect that despite the use limitations triggered by our IPO, we will have a reasonable opportunity to utilize these loss carryforwards before they expire. Subject to our ability to generate taxable income, we anticipate that we could utilize substantially all of our net operating loss carryforwards in as few as four years of profitability.

Net loss and net loss per common share: The net loss for the three months ended March 31, 2011 of $4.4 million decreased by $3.0 million, or 40%, from the $7.3 million net loss for the three months ended March 31, 2010. Net loss per common share decreased by $1.81, or 46%. The decrease in net loss per common share is due to the following factors:

Basic and diluted loss per common share for the three months ended March 31, 2010	$(3.90)

Increases in operations (per share)	1.58

Increase in shares outstanding	0.23

Basic and diluted loss per common share for the three months ended March 31, 2011	$(2.09)

Liquidity and Capital Resources

Funding Requirements

As of March 31, 2011, we have not generated any operating profit and may not in the near term. We expect our continuing operating losses to result in the continued use of cash for operations. Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, launching the 45 products that are represented by our 78 ANDAs that have been recently approved or are pending approval by the FDA as of March 31, 2011 and successfully identifying and sourcing other new product opportunities.

Based on our existing business plan, we expect the net proceeds of our April 2011 initial public offering, approximately $95.5 million, after deducting underwriters discounts and commissions and estimated offering expenses, together with our existing sources of liquidity, will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months. However, we may require additional funds in the event we change our business plan or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment or the loss of key relationships with suppliers, group purchasing organizations or end-user customers.

If required, additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling convertible debt securities, further dilution to our existing stockholders may result. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings or debt financings.

If adequate funds are not available, we may be required to terminate, significantly modify or delay the development or commercialization of new products. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.

Cash Flows

Overview

On March 31, 2011, cash and cash equivalents (restricted and unrestricted) on hand totaled $32.6 million, working capital totaled $40.9 million and our current ratio (current assets to current liabilities) was approximately 1.8 to 1.0. Following our IPO, we had cash and cash equivalents of approximately $135 million.

Sources and Uses of Cash

Operating activities: Net cash used in operating activities was $16.2 million for the three months ended March 31, 2011, compared with $13.4 million during the three months ended March 31, 2010. The increase in the use of cash was primarily due to a $6.4 million increase in working capital, principally from increases in our inventory balances to support increased sales volume, partially offset by the decrease in our net loss by $3.0 million.

Investing activities: Net cash provided by investing activities was $0.7 million for the three months ended March 31, 2011, compared with the $0.4 million used in investing activities during the three months ended March 31, 2010. The change in cash flows from investing activities relates primarily to a $0.7 million in proceeds for the return of capital from our Sagent Strides joint venture.

Financing activities: Net cash provided by financing activities was $13.5 million for the three months ended March 31, 2011, including $15.0 million from the new term loan credit facility, compared with $13.2 million for the three months ended March 31, 2010, which included $9.7 million from the issuance of Class B preferred stock and an increase of $3.5 million in borrowings under our senior secured revolving credit facility.

Senior Secured Revolving Credit Facility

On June 16, 2009, our principal operating subsidiary entered into a senior secured revolving credit facility with Midcap Financial, LLC. In December 2010, our principal operating subsidiary entered into an amendment to the senior secured revolving credit facility pursuant to which it is able to borrow up to $25.0 million in revolving loans, subject to borrowing availability. The borrowing availability is calculated based on eligible accounts receivable and inventory. On March 8, 2011, our principal operating subsidiary further amended the senior secured revolving credit facility to, among other things, permit the entry into our new $15.0 million term loan credit facility, which we describe below, and the incurrence of debt and granting of liens thereunder and require that we become a borrower under the senior secured revolving credit facility on or before May 26, 2011.

The senior secured revolving credit facility expires June 16, 2013. Borrowings under the senior secured revolving credit facility may be used for general corporate purposes, including funding working capital. Amounts drawn bear an interest rate equal to either an adjusted London Interbank Offered Rate (“LIBOR”), plus a margin of 5.50%, or an alternate base rate plus a margin of 4.50%. Loans under the senior secured revolving credit facility are secured by substantially all of our assets.

The senior secured revolving credit facility contains various covenants, including net sales performance, ability to incur additional indebtedness, create liens, make certain investments, pay dividends, sell assets, or enter into a merger or acquisition. With respect to dividends, our principal operating subsidiary, as the borrower under the senior secured credit facility, is currently prohibited, subject to certain limited exceptions, from declaring dividends or otherwise making any distributions, loans or advances to Sagent and this restriction will continue until Sagent becomes a borrower under the senior secured revolving credit facility, which is required to occur by May 26, 2011. This restriction has not had a negative effect on our ability to meet our cash obligations since we have funded our operations to date primarily from sales of our preferred stock and other of our equity securities. Going forward, we do not expect that this restriction will have a negative effect on our ability to meet future cash obligations as we have access to the net proceeds from the IPO and we expect this restriction to terminate by May 26, 2011.

As of March 31, 2011, we had $18.7 million of outstanding borrowings under our senior secured revolving credit facility, which represented our maximum borrowing availability as of that date based on our borrowing base calculation. The interest rate on the senior secured revolving credit facility was 8.50% at March 31, 2011 and December 31, 2010. As of March 31, 2011, we were in compliance with all the covenants under the senior secured revolving credit facility.

Term Loan Credit Facility

On March 8, 2011, our principal operating subsidiary entered into a $15.0 million term loan credit facility with Midcap Funding III, LLC, as agent and a lender, and the other financial institutions party thereto, as lenders. The term loan credit facility is coterminous with the senior secured revolving credit facility and expires June 16, 2013. Borrowings under the term loan facility may be used for general corporate purposes, including funding working capital. Loans outstanding under the term loan credit facility bear interest at LIBOR, plus a margin of 9.0%, subject to a 3.0% LIBOR floor. Equal monthly amortization payments in respect of the term loan will be payable beginning September 1, 2011. The term loan credit facility is secured by a second lien on substantially all of our assets.

The term loan credit facility contains various covenants substantially similar to the senior secured revolving credit facility, including a covenant to maintain minimum net invoiced revenue, restriction on the borrower’s ability to incur additional indebtedness, create liens, make certain investments, pay dividends, sell assets, or enter into a merger or acquisition. In addition, the term loan credit facility requires that Sagent become a borrower on or before May 26, 2011. With respect to dividends, our principal operating subsidiary, as the borrower under the term loan credit facility, is currently prohibited, subject to certain limited exceptions, including an exception to distribute $1.5 million to us to cover fees and expenses related to the IPO, from declaring dividends or otherwise making any distributions, loans or advances to us, and this restriction will continue until Sagent becomes a borrower under the term loan credit facility. We do not expect that this restriction will have a negative effect on our ability to meet our cash obligations since we have historically funded our operations to date primarily from sales of Sagent’s preferred stock and other of our equity securities, we have access to the net proceeds from our IPO and we expect this restriction to terminate on or before May 26, 2011. As of May 13, 2011, we have not yet become a borrower under the facility.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the contractual obligations that are discussed below and in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010, included in our IPO prospectus, filed with the SEC on April 21, 2011.

Aggregate Contractual Obligations:

The following table summarizes our long-term contractual obligations and commitments as of March 31, 2011. The actual amount that may be required in the future to repay our senior secured revolving credit facility may be different, including as a result of additional borrowings under our senior secured revolving credit facility.

	Payments due by period
Contractual obligations (1)	Total	Less than one year	1-3 years	3-5 years	More than five years
Long-term debt obligations (2)	$33,904	$23,677	$10,227	$–	$–

Operating lease obligations (3)	1,439	233	487	517	202

Contingent milestone payments (4)	12,977	9,724	2,567	546	140

Joint venture funding requirements (5)	559	349	105	80	25

	$48,879	$33,983	$13,386	$1,143	$367

(1)	We had no material purchase commitments, individually or in the aggregate, under our manufacturing and supply agreements.
(2)

Includes amounts payable under our senior secured revolving credit facility based on interest rates calculated at the applicable borrowing rate as of March 31, 2011. As of March 31, 2011, we had approximately $18.7 million of outstanding borrowings under our senior secured revolving credit facility. Also includes amounts payable under our term loan credit facility as of March 31, 2011.

(3)	Includes annual minimum lease payments related to noncancelable operating leases.
(4)

Includes management’s estimate for contingent potential milestone payments and fees pursuant to strategic business agreements for the development and marketing of finished dosage form pharmaceutical products assuming all contingent milestone payments occur. Does not include contingent royalty payments, which are dependent on the introduction of new products.

(5)	Includes minimum funding requirements in connection with our existing joint ventures.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2010. Our significant accounting estimates are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010. We have identified the following critical accounting policies:

•	Revenue Recognition;
•	Revenue Deductions;
•	Inventories;
•	Accounting Estimates and Judgments;
•	Income Taxes:
•	Stock-Based Compensation;
•	Product Development; and
•	Intangible Assets.

For a discussion of critical accounting policies affecting us, see the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our IPO prospectus filed with the SEC on April 21, 2011. There have been no material changes to the Company’s critical accounting policies and estimates since December 31, 2010.

New Accounting Guidance

No new accounting standards were adopted during the three month period ended March 31, 2011.

Contingencies

See Note 14. Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our market risks relate primarily to changes in interest rates. Our senior secured revolving credit facility bears floating interest rates that are tied to LIBOR and an alternate base rate and our new term loan credit facility bears floating rate interest rates that are tied to LIBOR and, therefore our statements of operations and our cash flows will be exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an increase to the interest expense on our borrowings under our senior secured revolving credit facility and new term loan credit facility of approximately $0.2 million and $0.2 million, respectively. We historically have not engaged in interest rate hedging activities related to our interest rate risk.

At March 31, 2011, we had cash and cash equivalents of $32.6 million. These amounts are held primarily in cash and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

While we operate primarily in the U.S., we do have foreign currency considerations. We generally incur sales and pay our expenses in U.S. dollars. Our KSP joint venture and substantially all of our business partners that supply us with API, product development services and finished product manufacturing are located in a number of foreign jurisdictions, and we believe they generally incur their respective operating expenses in local currencies. As a result, these business partners may be exposed to currency rate fluctuations and experience an effective increase in their operating expenses in the event their local currency appreciates against the U.S. dollar. In this event, such business partners may elect to stop providing us with these services or attempt to pass these increased costs back to us through increased prices for product development services, API sourcing or finished products that they supply to us. Historically we have not used derivatives to protect against adverse movements in currency rates.

We do not have any foreign currency or any other material derivative financial instruments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our certifying officers, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we are subject to claims and litigation arising in the ordinary course of business. At this time, there are no proceedings of which management is aware that are expected to have a material adverse effect on the consolidated financial position or results of operations.

On January 3, 2011, Infusive Technologies, LLC (“Infusive”) filed a complaint against us in the United States District Court of Utah, Central Division, alleging that we had breached the terms of an acquisition agreement we entered into with Infusive in September 2008 for failing to use reasonable commercial efforts to develop and commercialize certain products based on patents and other intellectual property assigned to us by Infusive under such agreement and thereby avoiding a $1.25 million contingent payment under the agreement. The complaint seeks compensatory damages of at least $15.0 million, plus interest, and punitive damages of at least $50.0 million. We are in the preliminary stages of reviewing this complaint, and we intend to vigorously defend ourselves in such litigation, including bringing a number of counterclaims against Infusive in such litigation. Consistent with our vigorous defense, we filed motions addressed to venue and to dismiss the complaint on March 4, 2011. On March 28, 2011, Infusive filed its first amended complaint, which, among other things, alleged additional facts to support its allegations and eliminated the claim for punitive damages.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our IPO prospectus filed April 21, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On April 26, 2011, we completed our offering of 5,750,000 shares of common stock in an initial public offering. In the offering, 5,750,000 shares of common stock were sold at a per share price of $16.00 and an additional 862,500 shares of common stock were sold directly to our underwriters when they exercised their option to purchase additional shares at a per share price of $16.00, resulting in net proceeds of approximately $95.5 million, after deducting underwriting discounts and commissions of approximately $7.4 million and expenses of approximately $2.9 million. None of these payments were direct or indirect payments to any of the Company’s directors or officers or their associates or to persons owning 10 percent or more of the Company’s common stock.

The shares were registered under the Securities Act on a registration statement on Form S-1 (Registration Nos. 333-170179 and 333-173597). The Securities and Exchange Commission declared the registration statement effective on April 19, 2011. The managing underwriters for the offering were Morgan Stanley, Bank of America Merrill Lynch and Jefferies & Company.

We plan to use the net proceeds of the offering for general corporate purposes, which we expect to include funding working capital, operating expenses, the continued development of our product pipeline and portfolio, the maintenance and expansion of our current collaboration arrangements, the strengthening of our existing commercial organization and the selective pursuit of business development opportunities in our focus segment areas. We do not, however, have agreements or commitments for any specific investments or acquisitions at this time.

There has been no material change in the planned use of proceeds from our initial public offering as described in our IPO prospectus filed with the SEC on April 21, 2011.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

10.1	Amendment No. 5 Regarding Credit Agreement, effective as of March 8, 2011, by and among Sagent Pharmaceuticals, Inc., Midcap Funding IV, LLC and Silicon Valley Bank (Incorporated by reference to Exhibit 10.6 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

10.2	Credit and Security Agreement, dated as of March 8, 2011, by and among Sagent Pharmaceuticals, Inc. and Midcap Funding III, LLC (Incorporated by reference to Exhibit 10.7 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

10.3	Form of 2011 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.8 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

10.4	Form of Incentive Stock Option Agreement pursuant to the 2011 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.9 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

10.5	Form of Restricted Stock Agreement pursuant to the 2011 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.10 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

10.6	Form of Restricted Stock Unit Agreement pursuant to the 2011 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.11 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

10.7	Form of Stock Appreciation Rights Agreement pursuant to the 2011 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.12 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

10.8	Form of Non-Qualified Stock Option Agreement pursuant to the 2011 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.13 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

10.9	Employment Agreement, dated as of January 20, 2011, by and between Sagent Pharmaceuticals, Inc. and Jeffrey Yordon (Incorporated by reference to Exhibit 10.25 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

10.10	Employment Agreement, dated as of January 20, 2011, by and between Sagent Pharmaceuticals, Inc. and Ronald Pauli (Incorporated by reference to Exhibit 10.26 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

10.11	Employment Agreement, dated as of January 20, 2011, by and between Sagent Pharmaceuticals, Inc. and Michael Logerfo (Incorporated by reference to Exhibit 10.27 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

10.12	Employment Agreement, dated as of January 20, 2011, by and between Sagent Pharmaceuticals, Inc. and Lorin Drake (Incorporated by reference to Exhibit 10.28 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

10.13	Employment Agreement, dated as of January 20, 2011, by and between Sagent Pharmaceuticals, Inc. and Albert Patterson (Incorporated by reference to Exhibit 10.29 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT PHARMACEUTICALS INC.

/s/ Ronald Pauli

Ronald Pauli Chief Financial Officer May 13, 2011