Form 10-Q
period 2011-06-30
Sagent Pharmaceuticals, Inc.
filed 2011-08-09
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

At July 29, 2011, there were 27,871,612 shares of the registrant’s common stock outstanding.

Sagent Pharmaceuticals, Inc.

In this report, “Sagent,” “we,” “us” and “our” refers to Sagent Pharmaceuticals, Inc. and subsidiaries, and “Common Stock” refers to Sagent’s common stock.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,006	$34,376
Restricted cash and cash equivalents	671	208
Short-term investments	49,235	–
Accounts receivable, net of chargebacks and other deductions	21,600	18,939
Inventories	31,689	30,567
Due from related party	206	868
Prepaid expenses and other current assets	4,739	5,435

Total current assets	186,146	90,393
Restricted cash and cash equivalents	100	100
Property, plant, and equipment, net	788	785
Investment in joint ventures	22,970	24,466
Intangible assets, net	3,031	2,613
Other assets	848	232

Total assets	$213,883	$118,589

Liabilities, preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$15,110	$24,449
Due to related party	1,892	2,494
Accrued profit sharing	2,862	3,717
Accrued liabilities	4,764	4,800
Preferred stock warrants	–	1,432
Current portion of long-term debt	6,818	–
Notes payable	20,108	20,726

Total current liabilities	51,554	57,618

Long term liabilities:
Long-term debt	8,182	–
Other long-term liabilities	606	6

Total liabilities	60,342	57,624

Preferred stock
Series A preferred stock—$0.00001 par value; 113,000,000 authorized and outstanding at December 31, 2010 (liquidation preference $113,000)	–	113,000
Series B preferred stock—$0.00001 par value; 39,136,052 authorized and 32,714,284 outstanding at December 31, 2010 (liquidation preference $45,800)	–	44,774

Total preferred stock	–	157,774

Stockholders’ equity (deficit):
Common stock—$0.01 and $0.000008 par value, 100,000,000 and 23,539,769 authorized and 27,855,544 and 2,054,467 outstanding at June 30, 2011 and December 31, 2010, respectively	279	–
Additional paid-in capital	264,485	2,318
Accumulated other comprehensive income	1,755	1,285
Accumulated deficit	(112,978)	(100,412)

Total stockholders’ equity (deficit)	153,541	(96,809)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$213,883	$118,589

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net revenue	$32,254	$10,560	$62,598	$19,204
Cost of sales	29,505	10,658	55,260	19,009

Gross profit	2,749	(98)	7,338	195
Operating expenses:
Product development	2,374	3,272	4,731	6,066
Selling, general and administrative	6,476	4,355	11,451	8,521
Equity in net loss of joint ventures	524	332	1,197	767

Total operating expenses	9,374	7,959	17,379	15,354

Loss from operations	(6,625)	(8,057)	(10,041)	(15,159)
Interest income and other	56	4	75	8
Interest expense and other	(1,242)	(228)	(1,762)	(467)
Change in fair value of preferred stock warrants	(384)	(408)	(838)	(408)

Loss before income taxes	(8,195)	(8,689)	(12,566)	(16,026)
Provision for income taxes	–	–	–	–

Net loss	$(8,195)	$(8,689)	$(12,566)	$(16,026)

Net loss per common share:
Basic	$(0.37)	$(4.47)	$(1.04)	$(8.36)
Diluted	$(0.37)	$(4.47)	$(1.04)	$(8.36)
Weighted-average of shares used to compute net loss per common share:
Basic	22,196	1,944	12,141	1,916
Diluted	22,196	1,944	12,141	1,916

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities
Net loss	$(12,566)	$(16,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	110	135
Amortization	436	429
Stock-based compensation	1,051	370
Decrease in restricted stock repurchase liability	–	25
Equity in net loss of joint ventures	1,197	767
Change in fair value of preferred stock warrants	838	408
Changes in operating assets and liabilities:
Accounts receivable, net	(2,661)	(579)
Inventories	(1,122)	1,454
Prepaid expenses and other current assets	576	1,000
Due from related party	662	(47)
Accounts payable and other accrued liabilities	(11,052)	(6,403)

Net cash used in operating activities	(22,531)	(18,467)

Cash flows from investing activities
Capital expenditures	(113)	(8)
(Funding) return of principal balance of restricted cash	(463)	226
Investments in unconsolidated joint ventures	(68)	(4,980)
Return of capital from unconsolidated joint venture	924	–
Purchases of investments	(49,391)	–
Purchase of product rights	(603)	(257)

Net cash used in investing activities	(49,714)	(5,019)

Cash flows from financing activities
Reduction in short-term notes payable	(618)	(108)
Proceeds from issuance of long-term debt	15,000	–
Proceeds from issuance of preferred stock, net of issuance costs	–	39,407
Proceeds from issuance of common stock, net of issuance costs	101,573	12
Payment of deferred financing costs	(80)	–

Net cash provided by financing activities	115,875	39,311

Net increase in cash and cash equivalents	43,630	15,825
Cash and cash equivalents, at beginning of period	34,376	7,731

Cash and cash equivalents, at end of period	$78,006	$23,556

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

Financial Instruments:

We consider all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair values of these investments approximate their carrying values. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash equivalents and short-term investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in market value, excluding other-than-temporary impairments, are reflected in other comprehensive income (“OCI”).

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Fair value is calculated based on publicly available market information or other estimates determined by management. We employ a systematic methodology on a quarterly basis that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost, and for equity securities, our intent and ability to hold, or plans to sell, the investment. For fixed income securities, we also evaluate whether we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other expense and a new cost basis in the investment is established.

New Accounting Pronouncements:

In May 2011, new guidance was issued on the accounting for fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. We will adopt this guidance on January 1, 2012, and do not believe this guidance will have a significant impact on our financial results.

In June 2011, new guidance was issued regarding the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of operations and other comprehensive income or separate but consecutive statements of operations and other comprehensive income. We will adopt this guidance on January 1, 2012, and do not believe this guidance will have a significant impact on our financial results.

Note 2. Reverse stock split:

All common share and per share amounts in the condensed consolidated financial statements and notes thereto have been restated to reflect a reverse stock split effective on April 26, 2011, whereby every 7.8378 shares of common stock, including the shares of preferred stock that were converted to common stock on April 26, 2011, were combined into one share of common stock. Immediately prior to the consummation of our IPO, but following the reverse stock split, the number of authorized shares was increased to 105 million, consisting of 100 million shares of common stock and 5 million shares of undesignated preferred stock, each with a par value of $0.01 per share.

Note 3. Investments:

Our investments at June 30, 2011 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and cash equivalents	Short term investments
Assets
Cash	$47,352	$-	$-	$47,352	$47,352	$-
Money market funds	30,654	-	-	30,654	30,654	-
Commercial paper	4,998	-	(1)	4,997	-	4,997
Corporate bonds and notes	39,391	1	(84)	39,239	-	39,239
US government securities	5,002	-	(2)	4,999	-	4,999

	$127,397	$1	$(87)	$127,241	$78,006	$49,235

Investments with continuous unrealized losses for less than twelve months and their related fair values were as follows:

	Fair value	Unrealized losses
Commercial paper	$4,997	$(1)
Corporate bonds and notes	39,239	(84)
US government securities	4,999	(2)

	$49,235	$(87)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. We do not believe that any remaining unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of June 30, 2011.

The original cost and estimated current fair value of our fixed-income securities are set forth below.

	Cost basis	Estimated fair value
Due in one year or less	$18,219	$18,171
Due between one and five years	31,172	31,064

	$49,391	$49,235

Note 4. Inventories:

Inventories at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011			December 31, 2010
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory
Finished goods	$31,320	$1,640	$32,960	$31,151	$-	$31,151
Raw materials	-	262	262	-	262	262
Inventory reserve	(1,533)	-	(1,533)	(846)	-	(846)

	$29,787	$1,902	$31,689	$30,305	$262	$30,567

Our finished goods inventory pending regulatory approval at June 30, 2011, included $1,640 related to our levofloxacin and gemcitabine products, which were approved and launched during July 2011.

Note 5. Intangible assets, net:

Intangible assets at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011			December 31, 2010
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$1,688	$(853)	$835	$1,618	$(668)	$950
Product development rights	2,196	-	2,196	1,663	-	1,663

	$3,884	$(853)	$3,031	$3,281	$(668)	$2,613

Movements in intangible assets were due to the following:

	Product licensing rights	Product development rights
December 31, 2010	$950	$1,663

Acquisition of product rights	70	533

Amortization of product rights	(185)	-

June 30, 2011	$835	$2,196

Amortization expense related to our product licensing rights was $81 for the three months ended June 30, 2011, and $185 for the six months ended June 30, 2011. The weighted-average period prior to the next extension or renewal for the five products comprising our product licensing rights intangible asset was 38 months at June 30, 2011.

We currently estimate amortization expense over each of the next five years as follows:

For the year ending:	Amortization expense
June 30, 2012	$2,521

June 30, 2013	250

June 30, 2014	122

June 30, 2015	93

June 30, 2016	44

Note 6. Investment in KSP:

Changes in our investment in KSP during the six months ended June 30, 2011 were as follows:

Investment in KSP at January 1, 2011	$23,663
Equity in net loss of KSP	(1,952)
Currency translation adjustment	557

Investment in KSP at June 30, 2011	$22,268

Condensed statement of operations information of KSP is presented below.

	Three months ended June 30,		Six months ended June 30,
Condensed statement of operations information	2011	2010	2011	2010

Net revenues	$-	$-	$-	$-

Gross profit	-	-	-	-

Net loss	(1,369)	(549)	(3,057)	(1,097)

During the three and six months ended June 30, 2011, KSP’s development activities increased, as initial batch validation activities were initiated at its manufacturing facility.

Note 7. Accrued liabilities:

Accrued liabilities at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Payroll and employee benefits	$1,871	$1,736
Sales and marketing	2,182	2,338
Other accrued liabilities	711	726

	$4,764	$4,800

Note 8. Debt:

In March 2011, our principal operating subsidiary amended its $25,000 senior secured revolving credit facility (the “Revolver”) to permit, among other things, the entry into a new $15,000 term loan credit facility (the “Term Note”) and the incurrence of debt and granting of liens thereunder. The amendment also requires that we become a borrower under the Revolver. The interest rate on the Revolver, which bears interest at a rate equal to either an adjusted London Interbank Offered Rate (“LIBOR”), plus a margin of 5.50%, or an alternate base rate plus a margin of 4.50%, was 8.50% at June 30, 2011 and December 31, 2010.

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

The Term Note contains various covenants substantially similar to the senior secured revolving credit facility, including a covenant to maintain minimum net invoiced revenues, restrictions on our ability to incur additional indebtedness, create liens, make certain investments, pay dividends, sell assets, or enter into a merger or acquisition. With respect to dividends, our principal operating subsidiary, as the borrower under the term loan credit facility, was prohibited, subject to certain limited exceptions, from declaring dividends or otherwise making any distributions, loans or advances to us as the parent company. This restriction will continue until we become a borrower under the Term Note.

Aggregate maturities of our long-term debt for the years ended June 30, were as follows:

For the year ending:

June 30, 2012	$6,818
June 30, 2013	$8,182

Note 9. Fair value measurements:

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Commerical paper	$4,997	$-	$4,997	$-
Corporate bonds and notes	39,239	-	39,239	-
US government securities	4,999	-	4,999	-

Total assets	$49,235	$-	$49,235	$-

Liabilities
Preferred stock warrants	$-	$-	$-	$-

	$-	$-	$-	$-

The fair value of our Level 2 investments is based on a combination of quoted market prices of similar securities and matrix pricing provided by third-party pricing services utilizing securities of similar quality and maturity.

Liabilities measured at fair value on a recurring basis as of December 31, 2010 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Preferred stock warrants	$1,432	$-	$-	$1,432

	$1,432	$-	$-	$1,432

On April 26, 2011, the holder of our preferred stock warrants exercised all of the warrants concurrent with our IPO, acquiring 454,500 shares of our common stock having a fair value at the IPO of $7,272, for $5,002 of cash. We recorded $384 and $838 of expense related to the preferred stock warrants during the three and six months ended June 30, 2011, respectively, and $408 of expense related to the preferred stock warrants during the three and six months ended June 30, 2010.

During the three and six months ended June 30, 2011 and 2010, changes in the fair value of our preferred stock warrants measured using significant unobservable inputs (Level 3), were comprised of the following:

	Three months ended June 30, 2011	Six months ended June 30, 2011
Balance at beginning of period	$1,886	$1,432
Change in fair value of warrants	384	838
Exercise of warrants	(2,270)	(2,270)

Balance at end of period	$-	$-

	Three months ended June 30, 2010	Six months ended June 30, 2010
Balance at beginning of period	$-	$-
Issuance of warrants	619	619
Change in fair value of warrants	408	408

Balance at end of period	$1,027	$1,027

Note 10. Comprehensive income (loss):

Comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss, as reported	$(8,195)	$(8,689)	$(12,566)	$(16,026)
Comprehensive income (loss)
Unrealized loss on available for sale securities, net of tax	(87)	-	(87)	-
Currency translation adjustment, net of tax	313	-	557	-

Total comprehensive loss	$(7,969)	$(8,689)	$(12,096)	$(16,026)

Note 11. Earnings per share:

Basic earnings per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, 1,730,364 and 19,821,420 common share equivalents, comprised of preferred shares, restricted stock, preferred stock warrants and unexercised stock options, have been excluded from the calculation of diluted earnings per share for the periods ended June 30, 2011 and 2010, respectively. The table below presents the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic and dilutive numerator:
Net loss, as reported	$(8,195)	$(8,689)	$(12,566)	$(16,026)

Denominator:
Weighted-average common shares outstanding—basic (in thousands)	22,196	1,944	12,141	1,916
Net effect of dilutive securities:
Weighted-average conversion of Class A and Class B preferred stock	-	-	-	-
Stock options and restricted stock	-	-	-	-

Weighted-average common shares outstanding—diluted (in thousands)	22,196	1,944	12,141	1,916

Net loss per common share (basic)	$(0.37)	$(4.47)	$(1.04)	$(8.36)

Net loss per common share (diluted)	$(0.37)	$(4.47)	$(1.04)	$(8.36)

On April 19, 2011, we completed our IPO, issuing 5,750,000 shares of our common stock in exchange for consideration of $92 million. The underwriters exercised their overallotment option on April 21, 2011, resulting in the issuance of an additional 862,500 shares of our common stock for consideration of $13.8 million. The offering closed on April 26, 2011; we received net proceeds from the offering of $95.8 million.

Note 12. Stock-based compensation:

We granted 74,170 stock options during the three and six months ended June 30, 2011. There were 44,194 and 190,290 stock options exercised during the three and six months ended June 30, 2011, with an aggregate intrinsic value of $385 and $1,744, respectively.

Note 13. Revenue and revenue deductions:

Net revenue by product line is as follows:

	Three months ended June 30,		Six months ended June 30,
Therapeutic class:	2011	2010	2011	2010
Anti-infective	$9,848	$8,037	$22,441	$14,808

Critical care	17,469	1,437	30,163	2,784

Oncology	4,937	1,086	10,045	1,612

	$32,254	$10,560	$62,598	$19,204

Accrued chargebacks are shown as a reduction in accounts receivable. Changes in accrued chargebacks during the three and six month periods ended June 30, 2011 resulted from the following:

	Three months ended June 30, 2011	Six months ended June 30, 2011
Accrued chargebacks at beginning of period	$13,110	$13,507

Provision for chargebacks	40,732	70,114

Credits or checks issued	(35,253)	(65,032)

Accrued chargebacks at end of period	$18,589	$18,589

Note 14. Related party transactions:

As of June 30, 2011 and December 31, 2010, respectively, we had a receivable of $206 and $868 from Sagent Strides LLC, which is expected to offset future profit-sharing payments. As of June 30, 2011, and December 31, 2010, respectively, we had a payable of $1,892 and $2,494 to Sagent Strides LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements. During the six months ended June 30, 2011, Sagent Strides LLC distributed $1,848 of profit sharing receipts to its joint venture partners. As the Sagent Strides joint venture is in a cumulative loss position, our share of this distribution has been treated as a return of capital in the condensed consolidated statement of cash flows.

Note 15. Commitments and contingencies:

From time to time, we are subject to claims and litigation arising in the normal course of business. At this time, there are no proceedings of which we are aware that we expect will have a material adverse effect on our consolidated financial position or results of operations.

In January 2011, Infusive Technologies, LLC (“Infusive”) filed a complaint against us in the United States District Court of Utah, Central Division, alleging that we had breached the terms of an acquisition agreement entered into in September 2008 for failing to use reasonable commercial efforts to develop and commercialize certain products based on patents and other intellectual property assigned to us by Infusive, thereby avoiding a $1,250 contingent payment under the agreement. The complaint seeks compensatory damages of at least $15,000, plus interest, and punitive damages of at least $50,000. We intend to vigorously defend ourselves in this litigation, including bringing a number of counterclaims against Infusive in such litigation. In March 2011, we filed motions for change in venue and to dismiss the complaint and Infusive filed its first amended complaint, which, among other things, alleged additional facts to support its allegations and eliminated the claim for punitive damages. In May 2011, we responded to Infusive’s first amended complaint and filed further counterclaims in the matter. We do not expect that this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.

Note 16. Condensed parent company only financial statements:

The following condensed financial statements present the Company’s financial position as of June 30, 2011 and December 31, 2010, and its results of operations and cash flows for the three and six month periods ended June 30, 2011 and 2010 on a parent-company only basis. In the parent company only financial statements, the Company’s investment in subsidiaries is stated at cost plus the equity in undistributed earnings of subsidiaries since the date of formation. The Company’s share of loss is recorded as equity in net loss of unconsolidated subsidiaries. The parent company only financial statements should be read in conjunction with the Company’s condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Balance Sheets

(in thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,676	$7,110
Short term investments	49,235	–
Prepaid expenses and other current assets	436	1,285

Total current assets	90,347	8,395
Investment in unconsolidated subsidiaries	41,278	30,602
Investment in unconsolidated joint ventures	22,268	23,663

Total assets	$153,893	$62,660

Liabilities, preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$119	$248
Accrued liabilities	233	15
Preferred stock warrants	–	1,432

Total current liabilities	352	1,695

Total liabilities	352	1,695

Preferred stock
Series A preferred stock	–	113,000
Series B preferred stock	–	44,774

Total preferred stock	–	157,774

Stockholders’ equity:
Common stock	279	–
Additional paid-in capital	264,485	2,318
Accumulated other comprehensive income	1,755	1,285
Accumulated deficit	(112,978)	(100,412)

Total stockholders’ equity (deficit)	153,541	(96,809)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$153,893	$62,660

Sagent Pharmaceuticals, Inc.

Condensed Statements of Operations

(in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net revenue	$–	$–	$–	$–
Cost of sales	–	–	–	–

Gross profit	–	–	–	–
Operating expenses:
Selling, general and administrative	707	212	1,204	405
Equity in net loss of joint venture	919	255	1,952	642
Equity in net loss of unconsolidated subsidiaries	6,224	7,818	8,611	14,575

Total operating expenses	7,850	8,285	11,767	15,622

Loss from operations	(7,850)	(8,285)	(11,767)	(15,622)

Interest income and other	39	4	39	4
Change in value of preferred stock warrants	(384)	(408)	(838)	(408)

Loss before income taxes	(8,195)	(8,689)	(12,566)	(16,026)
Provision for income taxes	–	–	–	–

Net loss	$(8,195)	$(8,689)	$(12,566)	$(16,026)

Sagent Pharmaceuticals, Inc.

Condensed Statement of Cash Flows

(in thousands, unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(12,566)	$(16,026)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,051	370
Decrease in restricted stock repurchase liability	–	25
Equity in net loss of joint venture	1,952	642
Equity in net loss of unconsolidated subsidiaries	8,611	14,575
Change in fair value of preferred stock warrants	838	408
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	849	–
Accounts payable and accrued liabilities	(66)	(24)

Net cash provided by (used in) operating activities	669	(30)

Cash flows from investing activities
Investments in unconsolidated subsidiaries	(19,285)	(33,615)
Purchase of investments	(49,391)	–
Investments in joint venture	–	(4,664)

Net cash used in investing activities	(68,676)	(38,279)

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	–	39,407
Proceeds from issuance of common stock, net of issuance costs	101,573	12

Net cash provided by financing activities	101,573	39,419

Net increase in cash and cash equivalents	33,566	1,110
Cash and cash equivalents, at beginning of period	7,110	–

Cash and cash equivalents, at end of period	$40,676	$1,110

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact including, but not limited to, our expected gross margin percentage, included in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. In addition, this report contains forward-looking statements regarding our ability to generate operating profit in the near term; the adequacy of our current cash balances, including cash received from our IPO, to fund our ongoing operations; our utilization of our net operating loss carryforwards; our expected gross margin percentage for 2011; and our ability to meet our obligations under the Senior Secured Revolving Credit Agreement and Term Loan Credit Agreement.

These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below, as well as elsewhere in this Report on Form 10-Q, and those contained in the “Risk Factors” found in our IPO prospectus filed with the SEC on April 21, 2011, identify important factors that could cause actual results to differ materially from those predicted in our forward-looking statements. Such factors, include, but are not limited to:

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

•	if we are unable to maintain our GPO relationships, our revenues would decline and future profitability would be jeopardized;

•	we rely on a limited number of pharmaceutical wholesalers to distribute our products;
•	we may be exposed to product liability claims that could cause us to incur significant costs or cease selling some of our products;
•	if reimbursement for our current or future products is reduced or modified, our business could suffer;
•	current economic conditions could adversely affect our operations;
•	we are subject to a number of risks associated with managing our international network of collaborations;
•	we may never realize the expected benefits from our investment in our KSP joint venture; and
•	we may seek to engage in strategic transactions that could have a variety of negative consequences, and we may not realize the benefits of such transactions.

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

Introduction

We are an injectable pharmaceutical company that develops and sources products that we sell primarily in the U.S. through our highly experienced sales and marketing team. With a primary focus on generic injectable pharmaceuticals, we currently offer our customers a broad range of products across anti-infective, oncolytic and critical care indications in a variety of presentations, including single- and multi-dose vials, pre-filled ready-to-use syringes, medical devices and premix bags. We generally seek to develop injectable products where the form or packaging of the product can be enhanced to improve delivery, product safety or end-user convenience. We have rapidly established a large and diverse product portfolio and pipeline as a result of our innovative business model, which combines an extensive network of collaborations with API suppliers and finished product developers and manufacturers in Asia, Europe, the Middle East and the Americas with our proven and experienced U.S.-based regulatory, quality assurance, business development, project management, and sales and marketing teams.

On April 26, 2011, we completed our initial public offering (“IPO”), issuing 6,612,500 shares of our common stock at an initial price of $16.00 per share. We received net proceeds from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses of approximately $95.8 million. We plan to use the proceeds from this offering for general corporate purposes.

Discussion and Analysis

Consolidated results of operations

The following compares our consolidated results of operations for the three months ended June 30, 2011 with those of the three months ended June 30, 2010:

	Three months ended June 30,
	2011	2010	$ change	% change

Net revenue	$32,254	$10,560	$21,694	205%
Cost of sales	29,505	10,658	18,847	177%

Gross profit	2,749	(98)	2,847	N/M
Gross profit as % of net revenues	8.5%	-0.9%	9.4%

Operating expenses:
Product development	2,374	3,272	(898)	-27%
Selling, general and administrative	6,476	4,355	2,121	49%
Equity in net loss of joint ventures	524	332	192	58%

Total operating expenses	9,374	7,959	1,415	18%

Loss from operations	(6,625)	(8,057)	1,432	18%
Interest income and other	56	4	52	1300%
Interest expense	(1,242)	(228)	(1,014)	-445%
Change in fair value of preferred stock warrants	(384)	(408)	24	6%

Loss before income taxes	(8,195)	(8,689)	494	6%
Provision for income taxes	—	—	–	0%

Net loss	$(8,195)	$(8,689)	$494	6%

Net loss per common share:
Basic	$(0.37)	$(4.47)	$4.10	92%
Diluted	$(0.37)	$(4.47)	$4.10	92%

Net revenue: Net revenue for the three months ended June 30, 2011 totaled $32.3 million, an increase of $21.7 million, or 205%, as compared to $10.6 million for the three months ended June 30, 2010. The launch of 31 new codes or presentations of 10 products since June 30, 2010 contributed $20.2 million, or 93%, of the net revenue increase in the second quarter. Net revenue for products launched prior to June 30, 2010 increased $1.5 million, or 14%, to $12.1 million in the second quarter of 2011 due to increased unit volume, partially offset by lower pricing.

Cost of sales: Cost of goods sold for the three months ended June 30, 2011 totaled $29.5 million, an increase of $18.8 million, or 177%, as compared to $10.7 million for the three months ended June 30, 2010. Gross profit as a percentage of net revenue was 8.5% for the three months ended June 30, 2011, and (0.9)% for the three months ended June 30, 2010. The increase in gross profit as a percentage of net revenue was driven primarily by our introduction of new, higher margin products in the latter half of 2010, principally heparin and topotecan.

Product development: Product development expense for the three months ended June 30, 2011 totaled $2.4 million, a decrease of $0.9 million, or 27%, as compared to $3.3 million for the three months ended June 30, 2010. The decrease in product development expense was primarily due to the timing of activities under our development programs, as the number of products under development has not changed significantly as compared with the first quarter of 2010.

As of June 30, 2011, our new product pipeline included 35 products represented by 66 ANDAs which we had filed, or licensed rights to, that were under review by the US Food and Drug Administration (“FDA”) and ten products represented by 12 ANDAs that have been recently approved and were pending commercial launch, including our levofloxacin, gemcitabine and piperacillin and tazobactam products, which were launched in July 2011. We expect to launch most of these remaining new products by the end of 2012. We also had an additional 25 products represented by 26 ANDAs under initial development at June 30, 2011.

Selling, general and administrative: Selling, general and administrative expenses for the three months ended June 30, 2011, totaled $6.5 million, an increase of $2.1 million, or 49%, as compared to $4.4 million for the three months ended June 30, 2010. The increase in selling, general and administrative expense was primarily due to increases in headcount and corporate infrastructure to support our initial public offering and anticipated revenue growth. Selling, general and administrative expense as a percentage of net revenue was 20% and 41% for the three months ended June 30, 2011 and 2010, respectively; the reduction reflects the benefit of increased net sales across our established sales and administrative organization, which were established in anticipation of new product launches.

Equity in net loss of joint ventures: Equity in net loss of joint ventures for the three months ended June 30, 2011 totaled $0.5 million, an increase of $0.2 million, or 58%, as compared to $0.3 million for the three months ended June 30, 2010. The increase was primarily due to additional development activities of our KSP joint venture, as the manufacturing facility commenced validation and development activities, partially offset by increased income generated by the Sagent Strides joint venture.

Interest expense: Interest expense for the three months ended June 30, 2011 totaled $1.2 million, an increase of $1.0 million, or 445%, as compared to $0.2 million for the three months ended June 30, 2010. The increase was principally due to higher average borrowings under our expanded senior secured revolving credit facility and borrowings under our new term loan credit facility during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Provision for income taxes: We have generated tax losses since inception and do not believe that it is more likely than not that our net operating loss carryforwards and other deferred tax assets will be utilized. As a result, we have decided that a full valuation allowance is needed against our deferred tax assets. The exercise of the overallotment option as part of our initial public offering in April 2011 has triggered an ownership change as defined by Section 382 of the US Internal Revenue Code. This change will limit the amount of our net operating loss carryforwards which we could utilize to offset future taxable income. Because none of our current net operating loss carryforwards expire before 2027, we expect that despite the use limitations triggered by our IPO, we will have a reasonable opportunity to utilize all of these loss carryforwards before they expire, but such loss carryforwards will be usable only to the extent that we generate sufficient taxable income.

Net loss and net loss per common share: The net loss for the three months ended June 30, 2011 of $8.2 million decreased by $0.5 million, or 6%, from the $8.7 million net loss for the three months ended June 30, 2010. Net loss per common share decreased by $4.10, or 92%. The decrease in net loss per common share is due to the following factors:

Basic and diluted EPS for the three months ended June 30, 2010	$(4.47)

Increases in operations	0.25

Increase in common shares outstanding	3.85

Basic and diluted EPS for the three months ended June 30, 2011	$(0.37)

The following compares our consolidated results of operations for the six months ended June 30, 2011 with those of the six months ended June 30, 2010:

	Six months ended June 30,
	2011	2010	$ change	% change

Net revenue	$62,598	$19,204	$43,394	226%
Cost of sales	55,260	19,009	36,251	191%

Gross profit	7,338	195	7,143	3663%
Gross profit as % of net revenues	11.7%	1.0%	10.7%

Operating expenses:
Product development	4,731	6,066	(1,335)	-22%
Selling, general and administrative	11,451	8,521	2,930	34%
Equity in net loss of joint ventures	1,197	767	430	56%

Total operating expenses	17,379	15,354	2,025	13%

Loss from operations	(10,041)	(15,159)	5,118	34%
Interest income and other	75	8	67	838%
Interest expense	(1,762)	(467)	(1,295)	-277%
Change in fair value of preferred stock warrants	(838)	(408)	(430)	-105%

Loss before income taxes	(12,566)	(16,026)	3,460	22%
Provision for income taxes	—	—	–	0%

Net loss	$(12,566)	$(16,026)	$3,460	22%

Net loss per common share:
Basic	$(1.04)	$(8.36)	$7.32	88%
Diluted	$(1.04)	$(8.36)	$7.32	88%

Net revenue: Net revenue for the six months ended June 30, 2011 totaled $62.6 million, an increase of $43.4 million, or 226%, as compared to $19.2 million for the six months ended June 30, 2010. The launch of 31 codes or presentations of 10 products since June 30, 2010 contributed $34.3 million, or 79%, of the net revenue increase in the first half of the current year. Net revenue for products launched prior to June 30, 2010 increased $9.1 million, or 47%, to $28.3 million in the first half of 2011, due primarily to increased unit volumes.

Cost of sales: Cost of goods sold for the six months ended June 30, 2011 totaled $55.3 million, an increase of $36.3 million, or 191%, as compared to $19.0 million for the six months ended June 30, 2010. Gross profit as a percentage of net revenue was 11.7% for the six months ended June 30, 2011, and 1.0% for the six months ended June 30, 2010. The increase in gross profit as a percentage of net revenue was primarily driven by our introduction of new, higher margin products in the latter half of 2010, principally heparin and topotecan. We currently expect that gross profit as a percentage of net revenues will be in the mid-teens for the full year.

Product development: Product development expense for the six months ended June 30, 2011 totaled $4.7 million, a decrease of $1.3 million, or 22%, as compared to $6.1 million for the six months ended June 30, 2010. The decrease in product development expense was primarily due to the timing of activities under our development programs, as the number of products under development has not changed significantly as compared with the first half of 2010.

Selling, general and administrative: Selling, general and administrative expenses for the six months ended June 30, 2011, totaled $11.5 million, an increase of $2.9 million, or 34%, as compared to $8.5 million for the six months ended June 30, 2010. The increase in selling, general and administrative expense was primarily due to increases in headcount and corporate infrastructure to support our initial public offering and anticipated revenue growth. Selling, general and administrative expense as a percentage of net revenue was 18% and 44% for the six months ended June 30, 2011 and 2010, respectively; the reduction reflects the benefit of increased net sales across our established sales and administrative organization, which were established in anticipation of new product launches.

Equity in net loss of joint ventures: Equity in net loss of joint ventures for the six months ended June 30, 2011 totaled $1.2 million, an increase of $0.4 million, or 56%, as compared to $0.8 million for the six months ended June 30, 2010. The increase was primarily due to additional development activities of our KSP joint venture, as the manufacturing facility commenced validation and development activities, partially offset by increased income generated by the Sagent Strides joint venture.

Interest expense: Interest expense for the six months ended June 30, 2011 totaled $1.8 million, an increase of $1.3 million, or 277%, as compared to $0.5 million for the six months ended June 30, 2010. The increase was principally due to higher average borrowings under our expanded senior secured revolving credit facility and borrowings under our new term loan credit facility during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Provision for income taxes: We have generated tax losses since inception and do not believe that it is more likely than not that our net operating loss carryforwards and other deferred tax assets will be utilized. As a result, we have decided that a full valuation allowance is needed against our deferred tax assets.

Net loss and net loss per common share: The net loss for the six months ended June 30, 2011 of $12.6 million decreased by $3.4 million, or 21%, from the $16.0 million net loss for the six months ended June 30, 2010. Net loss per common share decreased by $7.32, or 88%. The decrease in net loss per common share is due to the following factors:

Basic and diluted EPS for the six months ended June 30, 2010	$(8.36)

Increases in operations	1.80

Increase in common shares outstanding	5.52

Basic and diluted EPS for the six months ended June 30, 2011	$(1.04)

Liquidity and Capital Resources

Funding Requirements

As of June 30, 2011, we have not generated any operating profit and may not in the near term. We expect our continuing operating losses to result in the continued use of cash for operations. Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, launching the 45 products that are represented by our 78 ANDAs that have been recently approved and are pending commercial launch or are pending approval by the FDA as of June 30, 2011, including our levofloxacin, piperacillin and tazobactam and gemcitabine products, which were launched in July 2011, and successfully identifying and sourcing other new product opportunities.

Based on our existing business plan, we expect the net proceeds of our April 2011 initial public offering, approximately $95.8 million, after deducting underwriters discounts and commissions and offering expenses, together with our other existing sources of liquidity, will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months. However, we may require additional funds in the event we change our business plan or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment or the loss of key relationships with suppliers, group purchasing organizations or end-user customers.

If required, additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling convertible debt securities, further dilution to our existing stockholders may result. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings or debt financings, which may not be available to us on terms we consider acceptable or at all.

If adequate funds are not available, we may be required to terminate, significantly modify or delay the development or commercialization of new products. We may elect to raise additional funds even before we need them if we believe that the conditions for raising capital are favorable.

Cash Flows

Overview

On June 30, 2011, cash and cash equivalents on hand totaled $78.0 million, working capital totaled $134.5 million and our current ratio (current assets to current liabilities) was approximately 3.6 to 1.0. We have invested $49.3 million of the proceeds from our IPO in other short-term investments, generally U.S. government or high quality investment grade corporate debt securities with a remaining term of two years or less.

Sources and Uses of Cash

Operating activities: Net cash used in operating activities was $22.5 million for the six months ended June 30, 2011, compared with $18.5 million during the six months ended June 30, 2010. The increase in the use of cash was primarily due to an $8.9 million increase in our operating assets and liabilities, principally from reductions in our outstanding payable balances, partially offset by a decrease in our net loss of $3.4 million.

Investing activities: Net cash used in investing activities was $49.7 million for the six months ended June 30, 2011, compared with $5.0 million during the six months ended June 30, 2010. The change in cash flows from investing activities relates primarily to the investment of $49.4 million of the proceeds from our April 2011 IPO in short-term available-for-sale securities.

Financing activities: Net cash provided by financing activities was $115.9 million for the six months ended June 30, 2011, including $101.6 million from the issuance of common shares, which includes net proceeds of $95.8 million from our initial public offering, and $15.0 million from our term loan credit facility, compared with $39.3 million for the six months ended June 30, 2010, which included $39.4 million in proceeds from the issuance of Class B preferred stock.

Senior Secured Revolving Credit Facility

On June 16, 2009, our principal operating subsidiary entered into a senior secured revolving credit facility with Midcap Financial, LLC. In December 2010, our principal operating subsidiary entered into an amendment to the senior secured revolving credit facility pursuant to which it is able to borrow up to $25.0 million in revolving loans, subject to borrowing availability. The borrowing availability is calculated based on eligible accounts receivable and inventory. On March 8, 2011, our principal operating subsidiary further amended the senior secured revolving credit facility to, among other things, permit the entry into our new $15.0 million term loan credit facility, which we describe below, and the incurrence of debt and granting of liens thereunder.

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

The senior secured revolving credit facility contains various covenants, including net sales performance, ability to incur additional indebtedness, create liens, make certain investments, pay dividends, sell assets, or enter into a merger or acquisition. With respect to dividends, our principal operating subsidiary, as the borrower under the senior secured credit facility, was prohibited, subject to certain limited exceptions, from declaring dividends or otherwise making any distributions, loans or advances to Sagent until Sagent becomes a borrower under the senior secured revolving credit facility. We expect Sagent to become a borrower under this agreement during the third quarter.

As of June 30, 2011, we had $20.1 million of outstanding borrowings under our senior secured revolving credit facility, which represented our maximum borrowing availability as of that date based on our borrowing base calculation. The interest rate on the senior secured revolving credit facility was 8.50% at June 30, 2011 and December 31, 2010. As of June 30, 2011, we were in compliance with all the covenants under the senior secured revolving credit facility.

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

The term loan credit facility contains various covenants substantially similar to the senior secured revolving credit facility, including a covenant to maintain minimum net invoiced revenue, restriction on the borrower’s ability to incur additional indebtedness, create liens, make certain investments, pay dividends, sell assets, or enter into a merger or acquisition. With respect to dividends, our principal operating subsidiary, as the borrower under the term loan credit facility, was prohibited, subject to certain limited exceptions, including an exception to distribute $1.5 million to us to cover fees and expenses related to the IPO, from declaring dividends or otherwise making any distributions, loans or advances to us, until Sagent becomes a borrower under the term loan credit facility. We expect Sagent to become a borrower under this agreement during the third quarter.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the contractual obligations that are discussed below and in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010, included in our IPO prospectus, filed with the SEC on April 21, 2011.

Aggregate Contractual Obligations:

The following table summarizes our long-term contractual obligations and commitments as of June 30, 2011. The actual amount that may be required in the future to repay our senior secured revolving credit facility may be different, including as a result of additional borrowings under our senior secured revolving credit facility.

	Payments due by period
Contractual obligations (1)	Total	Less than one year	1-3 years	3-5 years	More than five years
Long-term debt obligations (2)	$35,269	$27,087	$8,182	$–	$–

Operating lease obligations (3)	1,382	235	491	521	135

Contingent milestone payments (4)	14,002	10,385	2,616	936	65

Joint venture funding requirements (5)	513	340	148	–	25

	$51,166	$38,047	$11,437	$1,457	$225

(1)	We had no material purchase commitments, individually or in the aggregate, under our manufacturing and supply agreements.
(2)

Includes amounts payable under our senior secured revolving credit facility based on interest rates calculated at the applicable borrowing rate as of June 30, 2011. As of June 30, 2011, we had approximately $20.1 million of outstanding borrowings under our senior secured revolving credit facility. Also includes amounts payable under our term loan credit facility of $15.0 million as of June 30, 2011.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2010, or in Note 1 to this Form 10-Q. Our significant accounting estimates are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010. We have identified the following critical accounting policies:

•	Revenue Recognition;
•	Revenue Deductions;
•	Inventories;
•	Accounting Estimates and Judgments;
•	Income Taxes:
•	Stock-Based Compensation;
•	Product Development; and
•	Intangible Assets.

For a discussion of critical accounting policies affecting us, see the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our IPO prospectus filed with the SEC on April 21, 2011. During the second quarter, we invested $49.4 million in available-for-sale marketable securities. We have identified our policy with respect to the valuation and impairment of marketable securities as a new critical accounting policy, as further described below.

Valuation and Impairment of Marketable Securities

Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of investments are included in accumulated other comprehensive income, net of tax, as reported in our balance sheets. Changes in the fair value of investments impact our net income (loss) only when such investments are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We regularly review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of an investment is less than its cost, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. Our assessment on whether an investment is other-than-temporarily impaired or not, could change in the future due to new developments or changes in assumptions related to any particular investment.

There have been no other material changes to the Company’s critical accounting policies and estimates since December 31, 2010.

New Accounting Guidance

See Note 1. Summary of Significant Accounting Policies, for a discussion of new accounting guidance.

Contingencies

See Note 15. Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

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

At June 30, 2011, we had cash and cash equivalents and short-term investments of $78.0 million and $49.2 million, respectively. Our cash and cash equivalents are held primarily in cash and money market funds, and our short-term investments are held primarily in corporate and U.S. government debt securities. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described above in Note 15 to our Condensed Consolidated Financial Statements, there have been no material developments in our legal proceedings since those reported in our IPO prospectus filed with the SEC on April 21, 2011. From time to time we are subject to claims and litigation arising in the ordinary course of business. At this time, there are no proceedings of which management is aware that are expected to have a material adverse effect on the consolidated financial position or results of operations.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our IPO prospectus filed April 21, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On April 26, 2011, we completed our offering of 5,750,000 shares of common stock in an initial public offering. In the offering, 5,750,000 shares of common stock were sold at a per share price of $16.00 and an additional 862,500 shares of common stock were sold directly to our underwriters when they exercised their option to purchase additional shares at a per share price of $16.00, resulting in net proceeds of approximately $95.8 million, after deducting underwriting discounts and commissions of approximately $7.4 million and expenses of approximately $2.6 million. None of these payments were direct or indirect payments to any of the Company’s directors or officers or their associates or to persons owning 10 percent or more of the Company’s common stock.

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

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following materials from Sagent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text, and (v) document and entity information.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT PHARMACEUTICALS INC.

/s/ Ronald Pauli

Ronald Pauli Chief Financial Officer August 9, 2011