Form 10-Q
period 2011-09-30
Sagent Pharmaceuticals, Inc.
filed 2011-11-07
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

At October 31, 2011, there were 27,881,181 shares of the registrant’s common stock outstanding.

Sagent Pharmaceuticals, Inc.

In this report, “Sagent,” “we,” “us” and “our” refers to Sagent Pharmaceuticals, Inc. and subsidiaries, and “Common Stock” refers to Sagent’s common stock.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,533	$34,376
Restricted cash and cash equivalents	673	208
Short-term investments	76,778	-
Accounts receivable, net of chargebacks and other deductions	31,625	18,939
Inventories	37,789	30,567
Due from related party	340	868
Prepaid expenses and other current assets	2,968	5,435

Total current assets	187,706	90,393
Restricted cash and cash equivalents	100	100
Property, plant, and equipment, net	829	785
Investment in joint ventures	22,727	24,466
Intangible assets, net	4,802	2,613
Other assets	586	232

Total assets	$216,750	$118,589

Liabilities, preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$18,473	$24,449
Due to related party	2,756	2,494
Accrued profit sharing	5,080	3,717
Accrued liabilities	6,436	4,800
Preferred stock warrants	-	1,432
Current portion of long-term debt	8,182	-
Notes payable	19,669	20,726

Total current liabilities	60,596	57,618

Long term liabilities:
Long-term debt	6,136	-
Other long-term liabilities	606	6

Total liabilities	67,338	57,624

Preferred stock
Series A preferred stock—$0.00001 par value; 113,000,000 authorized and outstanding at December 31, 2010 (liquidation preference $113,000)	-	113,000
Series B preferred stock—$0.00001 par value; 39,136,052 authorized and 32,714,284 outstanding at December 31, 2010 (liquidation preference $45,800)	-	44,774

Total preferred stock	-	157,774

Stockholders’ equity (deficit):
Common stock—$0.01 and $0.000008 par value, 100,000,000 and 23,539,769 authorized and 27,881,181 and 2,054,467 outstanding at September 30, 2011 and December 31, 2010, respectively	279	-
Additional paid-in capital	265,139	2,318
Accumulated other comprehensive income	1,703	1,285
Accumulated deficit	(117,709)	(100,412)

Total stockholders’ equity (deficit)	149,412	(96,809)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$216,750	$118,589

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net revenue	$41,281	$21,269	$103,879	$40,473
Cost of sales	34,344	18,535	89,604	37,544

Gross profit	6,937	2,734	14,275	2,929
Operating expenses:
Product development	3,460	2,534	8,191	8,600
Selling, general and administrative	6,688	4,481	18,139	13,002
Equity in net loss of joint ventures	401	212	1,598	979

Total operating expenses	10,549	7,227	27,928	22,581

Loss from operations	(3,612)	(4,493)	(13,653)	(19,652)
Interest income and other	104	14	179	22
Interest expense and other	(1,223)	(243)	(2,985)	(710)
Change in fair value of preferred stock warrants	-	(140)	(838)	(548)

Loss before income taxes	(4,731)	(4,862)	(17,297)	(20,888)
Provision for income taxes	-	-	-	-

Net loss	$(4,731)	$(4,862)	$(17,297)	$(20,888)

Net loss per common share:
Basic	$(0.17)	$(2.47)	$(0.99)	$(10.82)
Diluted	$(0.17)	$(2.47)	$(0.99)	$(10.82)
Weighted-average of shares used to compute net loss per common share:
Basic	27,875	1,972	17,480	1,931
Diluted	27,875	1,972	17,480	1,931

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities
Net loss	$(17,297)	$(20,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	170	191
Amortization	1,695	591
Stock-based compensation	1,617	582
Decrease in restricted stock repurchase liability	-	38
Equity in net loss of joint ventures	1,598	979
Change in fair value of preferred stock warrants	838	548
Changes in operating assets and liabilities:
Accounts receivable, net	(12,686)	(1,102)
Inventories	(7,222)	(7,726)
Prepaid expenses and other current assets	2,467	2,397
Due from related party	528	(299)
Accounts payable and other accrued liabilities	(2,858)	2,367

Net cash used in operating activities	(31,150)	(22,322)

Cash flows from investing activities
Capital expenditures	(214)	(193)
Funding of principal balance of restricted cash	(465)	(418)
Investments in unconsolidated joint ventures	(127)	(5,065)
Return of capital from unconsolidated joint venture	924	-
Purchases of investments	(93,193)	-
Sale of investments	15,627	-
Purchase of product rights	(3,008)	(579)

Net cash used in investing activities	(80,456)	(6,255)

Cash flows from financing activities
(Reduction) increase in short-term notes payable	(1,057)	4,939
Proceeds from issuance of long-term debt	15,000	-
Repayment of long-term debt	(682)	-
Proceeds from issuance of preferred stock, net of issuance costs	-	45,393
Proceeds from issuance of common stock, net of issuance costs	101,582	136
Payment of deferred financing costs	(80)	-

Net cash provided by financing activities	114,763	50,468

Net increase in cash and cash equivalents	3,157	21,891
Cash and cash equivalents, at beginning of period	34,376	7,731

Cash and cash equivalents, at end of period	$37,533	$29,622

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

Note 3. Investments:

Our investments at September 30, 2011 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and cash equivalents	Short term investments
Assets
Cash	$11,791	$-	$-	$11,791	$11,791	$-
Money market funds	25,742	-	-	25,742	25,742	-
Commercial paper	9,499	-	(3)	9,496	-	9,496
Corporate bonds and notes	63,516	-	(229)	63,287	-	63,287
US government securities	4,001	-	(6)	3,995	-	3,995

	$114,549	$-	$(238)	$114,311	$37,533	$76,778

Investments with continuous unrealized losses for less than twelve months and their related fair values were as follows:

	Fair value	Unrealized losses
Commercial paper	$9,496	$3
Corporate bonds and notes	63,287	229
US government securities	2,995	6

	$75,778	$238

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. We do not believe that any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of September 30, 2011.

The original cost and estimated current fair value of our fixed-income securities are set forth below.

	Cost basis	Estimated fair value
Due in one year or less	$30,847	$30,785
Due between one and five years	46,169	45,993

	$77,016	$76,778

Note 4. Inventories:

Inventories at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011			December 31, 2010
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory
Finished goods	$39,679	$-	$39,679	$31,151	$-	$31,151
Raw materials	-	271	271	-	262	262
Inventory reserve	(2,161)	-	(2,161)	(846)	-	(846)

	$37,518	$271	$37,789	$30,305	$262	$30,567

Note 5. Intangible assets, net:

Intangible assets at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011			December 31, 2010
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$2,528	$(960)	$1,568	$1,618	$(668)	$950
Product development rights	3,234	-	3,234	1,663	-	1,663

	$5,762	$(960)	$4,802	$3,281	$(668)	$2,613

Movements in intangible assets were due to the following:

	Product licensing rights	Product development rights
December 31, 2010	$950	$1,663

Acquisition of product rights	910	2,098

Amortization of product rights	(292)	(527)

September 30, 2011	$1,568	$3,234

Amortization expense related to our product licensing rights was $107 for the three months ended September 30, 2011, and $292 for the nine months ended September 30, 2011. Amortization expense related to our product development rights was $527 for the three and nine months ended September 30, 2011. The weighted-average period prior to the next extension or renewal for the ten products comprising our product licensing rights intangible asset was 45 months at September 30, 2011.

We currently estimate amortization expense over each of the next five years as follows:

For the year ending:	Amortization expense
September 30, 2012	$3,319

September 30, 2013	722

September 30, 2014	249

September 30, 2015	220

September 30, 2016	114

Note 6. Investment in KSP:

Changes in our investment in KSP during the three and nine months ended September 30, 2011 were as follows:

Investment in KSP at January 1, 2011	$23,663
Equity in net loss of KSP	(2,762)
Currency translation adjustment	655

Investment in KSP at September 30, 2011	$21,556

Condensed statement of operations information of KSP is presented below.

	Three months ended September 30,		Nine months ended September 30,
Condensed statement of operations information	2011	2010	2011	2010

Net revenues	$-	$-	$-	$-

Gross profit	-	-	-	-

Net loss	(1,782)	(651)	(4,839)	(1,748)

During the three and nine months ended September 30, 2011, KSP’s development activities increased, with initial batch validation activities occurring in the first half of 2011 at its manufacturing facility. KSP filed its initial submission from the facility during the three months ended September 30, 2011.

Note 7. Accrued liabilities:

Accrued liabilities at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Payroll and employee benefits	$2,639	$1,736
Sales and marketing	2,960	2,338
Other accrued liabilities	837	726

	$6,436	$4,800

Note 8. Debt:

In March 2011, our principal operating subsidiary amended its $25,000 senior secured revolving credit facility (the “Revolver”) to permit, among other things, the entry into a new $15,000 term loan credit facility (the “Term Note”) and the incurrence of debt and granting of liens thereunder. The amendment also required that we become a borrower under the Revolver. The Revolver and Term Note were amended in September 2011 primarily to include our parent company as a co-borrower under the facilities. The interest rate on the Revolver, which bears interest at a rate equal to either an adjusted London Interbank Offered Rate (“LIBOR”), plus a margin of 5.50%, or an alternate base rate plus a margin of 4.50%, was 8.50% at September 30, 2011 and December 31, 2010.

In March 2011, our principal operating subsidiary entered into a $15,000 Term Note, which expires June 16, 2013. Borrowings under the Term Note will be used for general corporate purposes, including funding of our working capital. The interest rate on the Term Note, which bears interest at LIBOR plus a margin of 9.0%, subject to a 3.0% LIBOR floor, was 12.0% at September 30, 2011. Equal monthly amortization payments in respect to the Term Note are payable beginning September 1, 2011. Under the agreement, we are required to maintain the lesser of $15,000 or 65% of our consolidated cash balances with a single financial institution and are also required to pay a financing fee of $600 when the Term Note has been repaid. The financing fee is being amortized to interest expense over the life of the loan, and the related obligation is included in other long-term liabilities on our balance sheet. The Term Note is secured by a second lien on substantially all of the assets of our principal operating subsidiary.

The Term Note contains various covenants substantially similar to the senior secured revolving credit facility, including a covenant to maintain minimum net invoiced revenues, restrictions on our ability to incur additional indebtedness, create liens, make certain investments, pay dividends, sell assets, or enter into a merger or acquisition. With respect to dividends, our principal operating subsidiary, as the borrower under the term loan credit facility, was prohibited, subject to certain limited exceptions, from declaring dividends or otherwise making any distributions, loans or advances to us as the parent company until we became a borrower under the Term Note in September 2011.

Aggregate maturities of our long-term debt for the years ended September 30, were as follows:

For the year ending:

September 30, 2012	$8,182
September 30, 2013	$6,136

Note 9. Fair value measurements:

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Commerical paper	$9,496	$-	$9,496	$-
Corporate bonds and notes	63,287	-	63,287	-
US government securities	3,995	-	3,995	-

Total assets	$76,778	$-	$76,778	$-

Liabilities
Preferred stock warrants	$-	$-	$-	$-

	$-	$-	$-	$-

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

On April 26, 2011, the holder of our preferred stock warrants exercised all of the warrants concurrent with our IPO, acquiring 454,500 shares of our common stock having a fair value at the IPO of $7,272, for $5,001 of cash. We recorded $838 of expense related to the preferred stock warrants during the nine months ended September 30, 2011, and $140 and $548 of expense related to the preferred stock warrants during the three and nine months ended September 30, 2010.

During the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, changes in the fair value of our preferred stock warrants measured using significant unobservable inputs (Level 3), were comprised of the following:

Nine months ended September 30, 2011
Balance at beginning of period	$1,432
Change in fair value of warrants	838
Exercise of warrants	(2,270)

Balance at end of period	$-

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Balance at beginning of period	$1,027	$-
Issuance of warrants	-	619
Change in fair value of warrants	140	548

Balance at end of period	$1,167	$1,167

Note 10. Comprehensive income (loss):

Comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss, as reported	$(4,731)	$(4,862)	$(17,297)	$(20,888)
Comprehensive income (loss)
Unrealized loss on available for sale securities, net of tax	(151)	-	(238)	-
Currency translation adjustment, net of tax	98	-	655	-

Total comprehensive loss	$(4,784)	$(4,862)	$(16,880)	$(20,888)

Note 11. Earnings per share:

Basic earnings per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, 1,767,977 and 20,455,013 common share equivalents, comprised of preferred shares, restricted stock, preferred stock warrants and unexercised stock options, have been excluded from the calculation of diluted earnings per share for the periods ended September 30, 2011 and 2010, respectively. The table below presents the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic and dilutive numerator:
Net loss, as reported	$(4,731)	$(4,862)	$(17,297)	$(20,888)

Denominator:
Weighted-average common shares outstanding—basic (in thousands)	27,875	1,972	17,480	1,931
Net effect of dilutive securities:
Weighted-average conversion of Class A and Class B preferred stock	-	-	-	-
Stock options and restricted stock	-	-	-	-

Weighted-average common shares outstanding—diluted (in thousands)	27,875	1,972	17,480	1,931

Net loss per common share (basic)	$(0.17)	$(2.47)	$(0.99)	$(10.82)

Net loss per common share (diluted)	$(0.17)	$(2.47)	$(0.99)	$(10.82)

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

Note 12. Stock-based compensation:

We granted 63,250 and 137,420 stock options during the three and nine months ended September 30, 2011. There were 5,103 and 195,393 stock options exercised during the three and nine months ended September 30, 2011, with an aggregate intrinsic value of $92 and $1,836, respectively.

Note 13. Revenue and revenue deductions:

Net revenue by product line is as follows:

	Three months ended September 30,		Nine months ended September 30,
Theraputic class:	2011	2010	2011	2010
Anti-infective	$20,122	$11,326	$42,562	$26,134

Critical care	9,434	8,279	38,230	11,063

Oncology	11,725	1,664	23,087	3,276

	$41,281	$21,269	$103,879	$40,473

Accrued chargebacks are shown as a reduction in accounts receivable. Changes in accrued chargebacks during the three and nine month periods ended September 30, 2011 resulted from the following:

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Accrued chargebacks at beginning of period	$18,589	$13,507

Provision for chargebacks	37,690	107,804

Credits or checks issued	(41,117)	(106,149)

Accrued chargebacks at end of period	$15,162	$15,162

Note 14. Related party transactions:

As of September 30, 2011 and December 31, 2010, respectively, we had a receivable of $340 and $868 from Sagent Strides LLC, which is expected to offset future profit-sharing payments. As of September 30, 2011 and December 31, 2010, respectively, we had a payable of $2,756 and $2,494 to Sagent Strides LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements. During the nine months ended September 30, 2011, Sagent Strides LLC distributed $1,848 of profit sharing receipts to its joint venture partners. As the Sagent Strides joint venture is in a cumulative loss position, our share of this distribution has been treated as a return of capital in the condensed consolidated statement of cash flows.

Note 15. Commitments and contingencies:

From time to time, we are subject to claims and litigation arising in the normal course of business. At this time, there are no proceedings of which we are aware that we expect will have a material adverse effect on our consolidated financial position or results of operations.

In January 2011, Infusive Technologies, LLC (“Infusive”) filed a complaint against us in the United States District Court of Utah, Central Division, alleging that we had breached the terms of an acquisition agreement entered into in September 2008, by failing to use reasonable commercial efforts to develop and commercialize products derived from certain patents and other intellectual property previously acquired by us from Infusive, thereby avoiding a $1,250 contingent payment under the agreement. The complaint seeks compensatory damages of at least $15,000, plus interest. Originally the complaint included claims for punitive damages of at least $50,000, but these claims were eliminated when Infusive filed an amended complaint following our filing of a motion to dismiss. We intend to continue to defend this litigation vigorously and have brought a number of counterclaims against Infusive and have successfully tendered the patents and technology back to Infusive. We do not expect that this lawsuit will have a material adverse effect on our consolidated financial position or results of operations.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. In addition, this report contains forward-looking statements regarding our expectation for 2011 gross margin percentage; our ability to generate operating profit in the near term; the adequacy of our current cash balances, including cash received from our IPO, to fund our ongoing operations; our utilization of our net operating loss carryforwards; and our ability to meet our obligations under the Senior Secured Revolving Credit Agreement and Term Loan Credit Agreement.

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

•	if we are unable to maintain our GPO relationships, our revenues would decline and future profitability would be jeopardized;

•	we rely on a limited number of pharmaceutical wholesalers to distribute our products;
•	we participate in highly competitive markets, and if we are unable to compete successfully, our revenues could decline and our future profitability could be jeopardized;
•	we depend to a significant degree upon our key personnel, the loss of whom could adversely affect our operations;
•	we may be exposed to product liability claims that could cause us to incur significant costs or cease selling some of our products;
•	if reimbursement for our current or future products is reduced or modified, our business could suffer;
•	current economic conditions could adversely affect our operations;
•	we are subject to a number of risks associated with managing our international network of collaborations;
•	we may never realize the expected benefits from our investment in our KSP joint venture; and
•

we may seek to engage in strategic transactions, including the acquisition of products or businesses, that could have a variety of negative consequences, and we may not realize the benefits of such transactions.

We derive many of our forward-looking statements from our work in preparing, reviewing and evaluating our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements as well as other cautionary statements that are made from time to time in our SEC filings and public communications. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

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

Introduction

We are an injectable pharmaceutical company that develops and sources products that we sell primarily in the U.S. through our highly experienced sales and marketing team. With a primary focus on generic injectable pharmaceuticals, we currently offer our customers a broad range of products across anti-infective, oncolytic and critical care indications in a variety of presentations, including single- and multi-dose vials, pre-filled ready-to-use syringes and premix bags. We generally seek to develop injectable products where the form or packaging of the product can be enhanced to improve delivery, product safety or end-user convenience. We have rapidly established a large and diverse product portfolio and pipeline as a result of our innovative business model, which combines an extensive network of collaborations with API suppliers and finished product developers and manufacturers in Asia, Europe, the Middle East and the Americas with our proven and experienced U.S.-based regulatory, quality assurance, business development, project management, finance, and sales and marketing teams.

Discussion and Analysis

Consolidated results of operations

The following compares our consolidated results of operations for the three months ended September 30, 2011 with those of the three months ended September 30, 2010:

	Three months ended September 30,
	2011	2010	$ change	% change

Net revenue	$41,281	$21,269	$20,012	94%
Cost of sales	34,344	18,535	15,809	85%

Gross profit	6,937	2,734	4,203	154%
Gross profit as % of net revenues	16.8%	12.9%	3.9%

Operating expenses:
Product development	3,460	2,534	926	37%
Selling, general and administrative	6,688	4,481	2,207	49%
Equity in net loss of joint ventures	401	212	189	89%

Total operating expenses	10,549	7,227	3,322	46%

Loss from operations	(3,612)	(4,493)	881	20%
Interest income and other	104	14	90	643%
Interest expense	(1,223)	(243)	(980)	(403)%
Change in fair value of preferred stock warrants	-	(140)	140	100%

Loss before income taxes	(4,731)	(4,862)	131	3%
Provision for income taxes	-	-	-	0%

Net loss	$(4,731)	$(4,862)	$131	3%

Net loss per common share:
Basic	$(0.17)	$(2.47)	$2.30	93%
Diluted	$(0.17)	$(2.47)	$2.30	93%

Net revenue: Net revenue for the three months ended September 30, 2011 totaled $41.3 million, an increase of $20.0 million, or 94%, as compared to $21.3 million for the three months ended September 30, 2010. The launch of 28 new codes or presentations of 10 products since September 30, 2010, including our levofloxacin and gemcitabine products, which were introduced in July, and topotecan, contributed $23.2 million of the net revenue increase in the third quarter. Net revenue for products launched prior to September 30, 2010 decreased $3.2 million, or 15%, to $18.1 million in the third quarter of 2011 due to lower pricing, especially on our heparin products, partially offset by increased unit volume across our portfolio.

Cost of sales: Cost of goods sold for the three months ended September 30, 2011 totaled $34.3 million, an increase of $15.8 million, or 85%, as compared to $18.5 million for the three months ended September 30, 2010. Gross profit as a percentage of net revenue was 16.8% for the three months ended September 30, 2011, and 12.9% for the three months ended September 30, 2010. The increase in gross profit as a percentage of net revenue was driven primarily by our introduction of new, higher margin products, principally levofloxacin, gemcitabine and topotecan, partially offset by the impact of lower pricing, especially on our heparin products and increased reserves for slow moving products.

Product development: Product development expense for the three months ended September 30, 2011 totaled $3.5 million, an increase of $0.9 million, or 37%, as compared to $2.5 million for the three months ended September 30, 2010. The increase in product development expense was primarily due to the timing of milestone payments and FDA filings fees for our development programs.

As of September 30, 2011, our new product pipeline included 32 products represented by 59 ANDAs which we had filed, or licensed rights to, that were under review by the US Food and Drug Administration (“FDA”) and 8 products represented by 16 ANDAs that have been recently approved and were pending commercial launch. We expect to launch most of these remaining new products by the end of 2013. We also had an additional 27 products represented by 30 ANDAs under initial development at September 30, 2011.

Selling, general and administrative: Selling, general and administrative expenses for the three months ended September 30, 2011, totaled $6.7 million, an increase of $2.2 million, or 49%, as compared to $4.5 million for the three months ended September 30, 2010. The increase in selling, general and administrative expense was primarily due to increases in headcount and corporate infrastructure to support revenue growth and manage the requirements of operating as a public company. Selling, general and administrative expense as a percentage of net revenue was 16% and 21% for the three months ended September 30, 2011 and 2010, respectively; the reduction reflects the benefit of significant sales growth across our established sales and administrative organization.

Equity in net loss of joint ventures: Equity in net loss of joint ventures for the three months ended September 30, 2011 totaled $0.4 million, an increase of $0.2 million, or 89%, as compared to $0.2 million for the three months ended September 30, 2010. The increase was primarily due to additional development activities of our KSP joint venture, as the manufacturing facility continued validation and development activities in advance of the initial submission from the facility, which occurred during the third quarter, partially offset by increased income generated by the Sagent Strides joint venture.

Interest expense: Interest expense for the three months ended September 30, 2011 totaled $1.2 million, an increase of $1.0 million, or 403%, as compared to $0.2 million for the three months ended September 30, 2010. The increase was principally due to higher average borrowings under our expanded senior secured revolving credit facility and borrowings under our new term loan credit facility during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Provision for income taxes: We have generated tax losses since inception and do not believe that it is more likely than not that our net operating loss carryforwards and other deferred tax assets will be utilized. As a result, we have decided that a full valuation allowance is needed against our deferred tax assets. The exercise of the overallotment option as part of our initial public offering in April 2011 triggered an ownership change as defined by Section 382 of the US Internal Revenue Code. This change will limit the amount of our net operating loss carryforwards which we could utilize to offset future taxable income. Because none of our current net operating loss carryforwards expire before 2027, we expect that despite the use limitations triggered by our IPO, we will have a reasonable opportunity to utilize all of these loss carryforwards before they expire, but such loss carryforwards will be usable only to the extent that we generate sufficient taxable income.

Net loss and net loss per common share: The net loss for the three months ended September 30, 2011 of $4.7 million decreased by $0.1 million, or 3%, from the $4.9 million net loss for the three months ended September 30, 2010. Net loss per common share decreased by $2.30, or 93%. The decrease in net loss per common share is due to the following factors:

Basic and diluted EPS for the three months ended September 30, 2010	$(2.47)

Increase in operations	0.07

Increase in common shares outstanding	2.23

Basic and diluted EPS for the three months ended September 30, 2011	$(0.17)

The following compares our consolidated results of operations for the nine months ended September 30, 2011 with those of the nine months ended September 30, 2010:

	Nine months ended September 30,
	2011	2010	$ change	% change

Net revenue	$103,879	$40,473	$63,406	157%
Cost of sales	89,604	37,544	52,060	139%

Gross profit	14,275	2,929	11,346	387%
Gross profit as % of net revenues	13.7%	7.2%	6.5%

Operating expenses:
Product development	8,191	8,600	(409)	(5)%
Selling, general and administrative	18,139	13,002	5,137	40%
Equity in net loss of joint ventures	1,598	979	619	63%

Total operating expenses	27,928	22,581	5,347	24%

Loss from operations	(13,653)	(19,652)	5,999	31%
Interest income and other	179	22	157	714%
Interest expense	(2,985)	(710)	(2,275)	(320)%
Change in fair value of preferred stock warrants	(838)	(548)	(290)	(53)%

Loss before income taxes	(17,297)	(20,888)	3,591	17%
Provision for income taxes	-	-	-	0%

Net loss	$(17,297)	$(20,888)	$3,591	17%

Net loss per common share:
Basic	$(0.99)	$(10.82)	$9.83	91%
Diluted	$(0.99)	$(10.82)	$9.83	91%

Net revenue: Net revenue for the nine months ended September 30, 2011 totaled $103.9 million, an increase of $63.4 million, or 157%, as compared to $40.5 million for the nine months ended September 30, 2010. The launch of 28 codes or presentations of 10 products since September 30, 2010, including topotecan, levofloxacin and gemcitabine, contributed $31.6 million, or 50%, of the net revenue increase in the nine month period ended September 30, 2011. Net revenue for products launched prior to September 30, 2010 increased $31.8 million, or 79%, to $72.3 million, due primarily to the annualization of prior year product launches, including heparin, which launched in July 2010, and increased unit volumes, partially offset by the impact of lower pricing.

Cost of sales: Cost of goods sold for the nine months ended September 30, 2011 totaled $89.6 million, an increase of $52.1 million, or 139%, as compared to $37.5 million for the nine months ended September 30, 2010. Gross profit as a percentage of net revenue was 13.7% for the nine months ended September 30, 2011, and 7.2% for the nine months ended September 30, 2010. The increase in gross profit as a percentage of net revenue was primarily driven by our introduction of new, higher margin products, principally topotecan, levofloxacin and gemcitabine, partially offset by the impact of pricing pressure on our existing product portfolio and increased reserves for slow moving products.

Product development: Product development expense for the nine months ended September 30, 2011 totaled $8.2 million, a decrease of $0.4 million, or 5%, as compared to $8.6 million for the nine months ended September 30, 2010. The decrease in product development expense was primarily due to the timing of milestone and other payments under our development programs.

Selling, general and administrative: Selling, general and administrative expenses for the nine months ended September 30, 2011, totaled $18.1 million, an increase of $5.1 million, or 40%, as compared to $13.0 million for the nine months ended September 30, 2010. The increase in selling, general and administrative expense was primarily due to increases in headcount and corporate infrastructure to support revenue growth and manage the requirements of operating as a public company. Selling, general and administrative expense as a percentage of net revenue was 17% and 32% for the nine months ended September 30, 2011 and 2010, respectively; the reduction reflects the benefit of significant sales growth across our established sales and administrative organization.

Equity in net loss of joint ventures: Equity in net loss of joint ventures for the nine months ended September 30, 2011 totaled $1.6 million, an increase of $0.6 million, or 63%, as compared to $1.0 million for the nine months ended September 30, 2010. The increase was primarily due to additional development activities of our KSP joint venture, as the manufacturing facility commenced validation and development activities in advance of its initial submission, which occurred in the third quarter, partially offset by increased income generated by the Sagent Strides joint venture.

Interest expense: Interest expense for the nine months ended September 30, 2011 totaled $3.0 million, an increase of $2.3 million, or 320%, as compared to $0.7 million for the nine months ended September 30, 2010. The increase was principally due to higher average borrowings under our expanded senior secured revolving credit facility and borrowings under our new term loan credit facility during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Provision for income taxes: We have generated tax losses since inception and do not believe that it is more likely than not that our net operating loss carryforwards and other deferred tax assets will be utilized. As a result, we have decided that a full valuation allowance is needed against our deferred tax assets.

Net loss and net loss per common share: The net loss for the nine months ended September 30, 2011 of $17.3 million decreased by $3.6 million, or 17%, from the $20.9 million net loss for the nine months ended September 30, 2010. Net loss per common share decreased by $9.83, or 91%. The decrease in net loss per common share is due to the following factors:

Basic and diluted EPS for the nine months ended September 30, 2010	$(10.82)

Increases in operations	1.86

Increase in common shares outstanding	7.97

Basic and diluted EPS for the nine months ended September 30, 2011	$(0.99)

Liquidity and Capital Resources

Funding Requirements

As of September 30, 2011, we have not generated any operating profit and may not in the near term. We expect our continuing operating losses to result in the continued use of cash for operations. Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, launching the 40 products that are represented by our 75 ANDAs that have been recently approved and are pending commercial launch or are pending approval by the FDA as of September 30, 2011, and successfully identifying and sourcing other new product opportunities.

Based on our existing business plan, we expect the net proceeds of our April 2011 initial public offering, approximately $95.8 million, after deducting underwriters discounts and commissions and offering expenses, together with our outstanding borrowings, will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months. However, we may require additional funds in the event we change our business plan or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment or the loss of key relationships with suppliers, group purchasing organizations or end-user customers.

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

Cash Flows

Overview

On September 30, 2011, cash and cash equivalents on hand totaled $37.5 million, working capital totaled $127.1 million and our current ratio (current assets to current liabilities) was approximately 3.1 to 1.0. We have made a net investment of $77.6 million of the proceeds from our IPO in other short-term investments, generally U.S. government or high quality investment grade corporate debt securities with a remaining term of two years or less.

Sources and Uses of Cash

Operating activities: Net cash used in operating activities was $31.2 million for the nine months ended September 30, 2011, compared with $22.3 million during the nine months ended September 30, 2010. The increase in the use of cash was primarily due to a $15.4 million increase in working capital, principally from increases in our net accounts receivable as our sales increase, partially offset by a decrease in our year to date net loss of $3.6 million.

Investing activities: Net cash used in investing activities was $80.5 million for the nine months ended September 30, 2011, compared with $6.3 million during the nine months ended September 30, 2010. The change in cash flows from investing activities relates primarily to the net investment of $77.6 million of the proceeds from our April 2011 IPO in short-term available-for-sale securities.

Financing activities: Net cash provided by financing activities was $114.8 million for the nine months ended September 30, 2011, including $101.6 million from the issuance of common shares, which includes net proceeds of $95.8 million from our initial public offering, and $15.0 million from our term loan credit facility, compared with $50.5 million for the nine months ended September 30, 2010, which included $45.4 million in proceeds from the issuance of Class B preferred stock.

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

The senior secured revolving credit facility contains various covenants, including a covenant to maintain minimum net invoiced revenue, ability to incur additional indebtedness, create liens, make certain investments, pay dividends, sell assets, or enter into a merger or acquisition. With respect to dividends, our principal operating subsidiary, as the borrower under the senior secured credit facility, was prohibited, subject to certain limited exceptions, from declaring dividends or otherwise making any distributions, loans or advances to Sagent until Sagent became a borrower under the senior secured revolving credit facility. Sagent became a borrower under this agreement as part of a joinder and amendment to the senior secured revolving credit facility finalized on September 26, 2011. The joinder and amendment also eliminated the covenant to maintain minimum net invoiced revenue in periods where we report a specified level of cash and cash equivalents in our consolidated financial statements.

As of September 30, 2011, we had $19.7 million of outstanding borrowings under our senior secured revolving credit facility, which represented our maximum borrowing availability as of that date based on our borrowing base calculation. The interest rate on the senior secured revolving credit facility was 8.50% at September 30, 2011 and December 31, 2010. As of September 30, 2011, we were in compliance with all the covenants under the senior secured revolving credit facility.

Term Loan Credit Facility

On March 8, 2011, our principal operating subsidiary entered into a $15.0 million term loan credit facility with Midcap Funding III, LLC, as agent and a lender, and the other financial institutions party thereto, as lenders. We borrowed the full amount of the facility at that time, and no further borrowings or re-borrowings are permitted. The term loan credit facility is coterminous with the senior secured revolving credit facility and expires June 16, 2013. Borrowings under the term loan facility may be used for general corporate purposes, including funding working capital. Loans outstanding under the term loan credit facility bear interest at LIBOR, plus a margin of 9.0%, subject to a 3.0% LIBOR floor. Equal monthly amortization payments in respect of the term loan are payable beginning September 1, 2011. The term loan credit facility is secured by a second lien on substantially all of our assets.

The term loan credit facility contains various covenants substantially similar to the senior secured revolving credit facility, including a covenant to maintain minimum net invoiced revenue, restriction on the borrower’s ability to incur additional indebtedness, create liens, make certain investments, pay dividends, sell assets, or enter into a merger or acquisition. With respect to dividends, our principal operating subsidiary, as the borrower under the term loan credit facility, was prohibited, subject to certain limited exceptions, including an exception to distribute $1.5 million to us to cover fees and expenses related to the IPO, from declaring dividends or otherwise making any distributions, loans or advances to us, until Sagent became a borrower under the term loan credit facility. Sagent became a borrower under this agreement as part of a joinder and amendment to the term loan credit facility finalized on September 26, 2011. The joinder and amendment also eliminated the covenant to maintain minimum net invoice revenue in periods where we report a specified level of cash and cash equivalents in our consolidated financial statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the contractual obligations that are discussed below and in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010, included in our IPO prospectus, filed with the SEC on April 21, 2011.

Aggregate Contractual Obligations:

The following table summarizes our long-term contractual obligations and commitments as of September 30, 2011. The actual amount that may be required in the future to repay our senior secured revolving credit facility may be different, including as a result of additional borrowings under our senior secured revolving credit facility.

	Payments due by period
Contractual obligations (1)	Total	Less than one year	1-3 years	3-5 years	More than five years
Long-term debt obligations (2)	$34,365	$28,229	$6,136	$-	$-

Operating lease obligations (3)	1,547	268	581	617	81

Contingent milestone payments (4)	17,044	11,532	4,462	927	123

Joint venture funding requirements (5)	493	300	168	-	25

	$53,449	$40,329	$11,347	$1,544	$229

(1)	We had no material purchase commitments, individually or in the aggregate, under our manufacturing and supply agreements.
(2)

Includes amounts payable under our senior secured revolving credit facility based on interest rates calculated at the applicable borrowing rate as of September 30, 2011. As of September 30, 2011, we had approximately $19.7 million of outstanding borrowings under our senior secured revolving credit facility and $14.3 million payable under our term loan credit facility.

(3)	Includes annual minimum lease payments related to non-cancelable operating leases.
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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 2 to our consolidated financial statements for the year ended December 31, 2010, or in Note 1 to this Form 10-Q. Our significant accounting estimates are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010. We have identified the following critical accounting policies:

•	Revenue recognition;
•	Revenue deductions;
•	Inventories;
•	Accounting estimates and judgments;
•	Income taxes;
•	Stock-based compensation;
•	Product development; and
•	Intangible assets.

For a discussion of critical accounting policies affecting us, see the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our IPO prospectus filed with the SEC on April 21, 2011. Following our IPO, we invested a significant portion of the proceeds in available-for-sale marketable securities. We have identified our policy with respect to the valuation and impairment of marketable securities as a new critical accounting policy, as further described below.

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

Contingencies

See Note 15. Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our market risks relate primarily to changes in interest rates. Our senior secured revolving credit facility bears floating interest rates that are tied to LIBOR and an alternate base rate and our new term loan credit facility bears floating rate interest rates that are tied to LIBOR and, therefore our statements of operations and our cash flows will be exposed to changes in interest rates. A one percentage point increase in LIBOR would cause an increase to the interest expense on our borrowings under our senior secured revolving credit facility and new term loan credit facility of approximately $0.2 million and $0.1 million, respectively. We historically have not engaged in interest rate hedging activities related to our interest rate risk.

At September 30, 2011, we had cash and cash equivalents and short-term investments of $37.5 million and $76.8 million, respectively. Our cash and cash equivalents are held primarily in cash and money market funds, and our short-term investments are held primarily in corporate and U.S. government debt securities. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our IPO prospectus filed April 21, 2011.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).

10.1*	Employment agreement, dated as of September 12, 2011, by and between Sagent Pharmaceuticals, Inc. and Jonathon M. Singer

10.2*	Offer letter, dated as of August 18, 2011, by and between Sagent Pharmaceuticals, Inc. and Jonathon M. Singer

10.3	Joinder and Amendment No. 6 Regarding Credit Agreement, dated September 26, 2011, by and among Sagent Pharmaceuticals, Sagent Pharmaceuticals, Inc., Midcap Funding IV, LLC, and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Form 8-K filed September 30, 2011).

10.4	Joinder and Amendment No. 1 Regarding Credit Agreement, dated September 26, 2011, by and among Sagent Pharmaceuticals, Sagent Pharmaceuticals, Inc., Midcap Funding III, LLC, and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to Form 8-K filed September 30, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	The following materials from Sagent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and (v) document and entity information.

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT PHARMACEUTICALS INC.

/s/ Jonathon M. Singer

Jonathon M. Singer Chief Financial Officer November 7, 2011