Form 10-K
period 2011-12-31
Sagent Pharmaceuticals, Inc.
filed 2012-03-29
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-35144

Sagent Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0536317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 N. Roselle Road, Suite 700,

Schaumburg, Illinois 60195

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 847-908-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2011, was $752 million. At February 29, 2012, there were 27,921,373 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of its 2011 fiscal year in connection with its 2012 annual meeting of shareholders are incorporated by reference into Part III hereof.

Sagent Pharmaceuticals, Inc.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “could have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. In addition, this report contains forward-looking statements regarding our ability to generate operating profit in the near term; the adequacy of our current cash balances, including cash received from our IPO, to fund our ongoing operations; our utilization of our net operating loss carryforwards; and our ability to meet our obligations under our new Revolving Credit Facility with Silicon Valley Bank (the “SVB Revolving Credit Facility”).

The forward-looking statements contained in this Annual Report on Form 10-K are subject to a number of risks and uncertainties, and the cautionary statements contained in Item 1A under the heading “Risk Factors”, Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K identify important factors that could cause actual results to differ materially from those indicated by our forward-looking statements. Such factors include, but are not limited to:

•

we rely on our business partners for the manufacture of our products, and if our business partners fail to supply us with high-quality active pharmaceutical ingredient (“API”) or finished products in the quantities we require on a timely basis, sales of our products could be delayed or prevented, our revenues could decline and we may not achieve profitability;

•

if we or any of our business partners are unable to comply with the quality and regulatory standards applicable to pharmaceutical drug manufacturers, we may be unable to meet the demand for our products, may lose potential revenues and may not achieve profitability;

•

any change in the regulations, enforcement procedures or regulatory policies established by the U.S. Food and Drug Administration (“FDA”) and other regulatory agencies could increase the costs or time of development of our products and delay or prevent sales of our products and our revenues could decline and we may not achieve profitability;

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

•	if we are unable to maintain our GPO and distributor relationships, our revenues could decline and future profitability would be jeopardized;

•	we rely on a limited number of pharmaceutical wholesalers to distribute our products;

•	we depend to a significant degree upon our key personnel, the loss of whom could adversely affect our operations;

•	we may be exposed to product liability claims that could cause us to incur significant costs or cease selling some of our products;

•	if reimbursement for our current or future products is reduced or modified, our business could suffer;

•	current and future economic conditions could adversely affect our operations;

•	we are subject to a number of risks associated with managing our international network of collaborations;

•	we may never realize the expected benefits from our investment in our KSCP joint venture in China; and

•

we may seek to engage in strategic transactions, including the acquisition of products or businesses, that could have a variety of negative consequences, and we may not realize the benefits of such transactions.

We derive many of our forward-looking statements from our work in preparing, reviewing and evaluating our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include, but are not limited to, those disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

We cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation and do not intend to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

In this report, “Sagent,” “we,” “us” and “our” refers to Sagent Pharmaceuticals, Inc. and its consolidated subsidiaries, and “Common Stock” refers to Sagent Pharmaceuticals, Inc.’s common stock, $0.01 par value per share.

PART I

Item 1. Business.

General

We are a speciality pharmaceutical company that develops and sources products that we sell primarily in the United States of America through our highly experienced sales and marketing team. Initially founded in 2006 as Sagent Holding Co., a Cayman Islands company, we reincorporated as Sagent Pharmaceuticals, Inc., a Delaware corporation, in connection with our initial public offering, on April 26, 2011.

With a primary focus on generic injectable pharmaceuticals, we offer our customers a broad range of products across anti-infective, oncolytic and critical care indications in a variety of presentations, including single- and multi-dose vials, pre-filled ready-to-use syringes and premix bags. We generally seek to develop injectable products where the form or packaging of the product can be enhanced to improve delivery, product safety or end-user convenience. Our management team includes industry veterans who have previously served critical functions at other injectable pharmaceutical companies and key customer groups and have long-standing relationships with customers, regulatory agencies, and suppliers. We have rapidly established a growing and diverse product portfolio and product pipeline as a result of our innovative business model, which combines an extensive network of international development, sourcing and manufacturing collaborations with our proven and experienced U.S.-based regulatory, quality assurance, business development, project management, and sales and marketing teams.

Products

Since our inception, we have focused on developing a broad product portfolio of injectable pharmaceuticals. Our product portfolio has grown to a total of 33 products as of December 31, 2011, which can generally be classified into the following three product categories: anti-infective, oncology and critical care. Our anti-infective products assist in the treatment of various infections and related symptoms, our oncology products are used in the treatment of cancer and cancer-related medical problems and our critical care products are used in a variety of critical care applications and include anesthetics, cardiac medications, steroidal products and sedatives. The table below presents the percentage of our total net revenue attributed to each product category for the years ended December 31, 2011, 2010 and 2009.

	Percentage of Net Revenue
Product category	For the year ended December 31,
	2011	2010	2009
Anti-infective products	42%	55%	83%
Oncology products	22	10	2
Critical care products	36	35	15

Total	100%	100%	100%

Within our anti-infective product category, cefepime accounted for approximately 13%, 26% and 40% of our net revenue for the years ended December 31, 2011, 2010 and 2009, respectively, and ceftazidime accounted for approximately 11% of our net revenue for the year ended December 31, 2009. Within our critical care product category, our heparin products accounted for approximately 26% of our net revenue for the years ended December 31, 2011 and 2010 and adenosine accounted for approximately 12% of our net revenue for the year ended December 31, 2009. No other products accounted for more than 10% of our net revenue in any of the periods presented in the preceding table. Although these products have represented a high percentage of our net revenue historically, we expect these percentages to decline going forward with the launch of new products.

Anti-Infective Products

Our key anti-infective products include:

Cefepime. Cefepime is a fourth-generation cephalosporin, an antibiotic used to treat a variety of infections, including infections of the urinary tract, skin and skin structure, as well as moderate to severe pneumonia, complicated intra-abdominal infections, and as empiric therapy for febrile neutropenic patients. Cefepime is the generic equivalent of Elan Corporation, plc’s MAXIPIME®. We launched cefepime for injection in April 2008 upon the expiration of the innovator patents. We are currently one of seven competitors in the market. Our cefepime product accounted for approximately 13% of our net revenue for the year ended December 31, 2011.

Levofloxacin. Levofloxacin is a fluoroquinolone antibacterial indicated in adults 18 years of age or older with infections caused by designated, susceptible bacteria including: nosocomial and community acquired pneumonia, sinusitis, chronic bronchitis, skin and skin structure infections, prostatitis, urinary tract infection and pyelonephritis. Levofloxacin is the generic equivalent of Johnson & Johnson’s Levaquin®. In July 2011, we were the first company to launch the generic form of levofloxacin in three ready-to-use premix bag strengths following patent expiry in June 2011. We are currently one of two generic competitors offering a premix bag presentation of this product.

Oncology Products

Our key oncology products include:

Gemcitabine. Gemcitabine is a nucleoside metabolic inhibitor indicated for use alone or with other drugs in the treatment of ovarian cancer, breast cancer, lung cancer and pancreatic cancer. Gemcitabine is the generic equivalent of Eli Lilly’s Gemzar®. We launched gemcitabine in July 2011 in 200 mg and 1 g single dose vials. We are currently one of ten competitors in the market.

Topotecan. Topotecan hydrochloride is a topoisomerase inhibitor indicated for small cell lung cancer sensitive disease after failure of first-line chemotherapy and combination therapy with cisplatin for stage IV-B, recurrent, or persistent carcinoma of the cervix which is not amenable to curative treatment with surgery and/or radiation therapy. Topotecan hydrochloride is the generic equivalent to GlaxoSmithKline’s Hycamtin®. We launched the 4 mg vial at patent expiry in December 2010 and are currently one of six competitors in the market.

Critical Care Products

Our key critical care products include:

Adenosine. Adenosine is an antiarrhythmic commonly used in the treatment of cardiac rhythm disturbances in critical care situations. Adenosine is the generic equivalent of Astellas Pharma U.S., Inc.’s (“Astellas”) Adenocard®. We launched 6 mg per 2 mL and 12 mg per 4 mL latex-free and preservative-free pre-filled syringes in December 2007 and 6 mg per 2 mL single dose latex-free and preservative-free vials of adenosine injection in September 2009. We are currently one of three competitors offering a pre-filled syringe presentation for this product in the market.

Heparin. Heparin is a vital anticoagulant used to prevent and treat blood clotting, especially during and after surgery and dialysis. In early July 2010, we launched nine different presentations of heparin sodium injection in latex-free vials following FDA’s approval of our three heparin ANDAs, including 1,000 USP units per mL, 10,000 USP units per 10 mL, 30,000 USP units per 30 mL, 10,000 USP units per mL, 40,000 USP units per 4 mL, 5,000 USP units per mL, 50,000 USP units per 10 mL, 2,000 USP units per 2 mL and 20,000 USP units per mL. We are currently one of six suppliers of heparin finished product in the U.S. market. Our heparin products accounted for approximately 26% of our net revenue for each of the years ended December 31, 2011 and 2010.

Sales and Marketing

Our sales and marketing team was comprised of 30 members as of December 31, 2011, including 22 seasoned sales representatives. Our nationwide sales force is comprised of representatives that typically have significant injectable pharmaceutical sales experience in their respective geographic regions, with many of them having more than 30 years of experience, and collectively having an average of approximately 25 years of experience. We believe that our target markets are highly concentrated and can therefore be effectively penetrated by our dedicated and experienced sales team with respect to both our existing and new products. Our sales and marketing efforts are supported by our senior management team, which is comprised of industry veterans that have developed significant expertise across all facets of pharmaceutical management and have access to key decision-makers at API suppliers and finished product developers and manufacturers.

We market our products to group purchasing organizations (“GPOs”), specialty distributors and a diverse group of end-user customers. Most of the end-users of injectable pharmaceutical products have relationships with GPOs whereby such GPOs provide such end-users access to a broad range of pharmaceutical products from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the drug purchasing decisions of such end-users. We currently derive, and expect to continue to derive, a large percentage of our revenue from end-user customers that are members of a small number of GPOs. For example, the five largest U.S. GPOs, AmeriNet, Inc. (“AmeriNet”), HealthTrust Purchasing Group (“HPG”), MedAssets Inc. (“MedAssets”), Novation, LLC (“Novation”), and Premier Inc. (“Premier”) represented end-user customers that collectively accounted for approximately 30%, 35% and 35% of our net contract revenue for the years ended December 31, 2011, 2010 and 2009, respectively. We have agreements covering certain of our products with most of the major GPOs in the U.S., including AmeriNet, HPG, MedAssets, Novation and Premier. The scope of products included in these agreements varies by GPO. Our strategy is to have substantially all of our products covered under these agreements as we launch new products and these agreements come up for renewal. These agreements are typically multi-year in duration but may be terminated by either party on 60 or 90 days notice.

Our marketing efforts include a focus on enhanced delivery systems. We provide our products in a variety of convenient presentations, including pre-filled ready-to-use syringes and premix bags, thereby eliminating unnecessary steps in the administration of our products to patients. We have also launched PreventIV Measures, our comprehensive, user-driven and patient-centered approach to product labeling and packaging. This proprietary labeling and packaging system is designed to improve patient safety by helping to prevent errors in the administration and delivery of medication to patients through the use of distinctive color coding and easy-to-read labels.

Customers

As is typical in the pharmaceutical industry, we distribute our products primarily through pharmaceutical wholesalers and, to a lesser extent, specialty distributors that focus on particular therapeutic product categories, for use by a wide variety of end-users, including U.S. hospitals, critical care centers, home health companies, surgical centers, dialysis centers, oncology treatment facilities, government facilities, pharmacies, other outpatient clinics and physicians. For the year ended December 31, 2011, the products we sold through our three largest wholesalers, Cardinal Health Inc. (“Cardinal Health”), AmerisourceBergen Corp. (“Amerisource”) and McKesson Corp. (“McKesson”), accounted for approximately 33%, 28% and 22%, respectively, of our net revenue. In addition, several specialty distributors, such as those in the oncological marketplace, serve as important distribution channels for our products.

As end-users have multiple channels to access our products, we believe that we are not dependent on any single GPO, wholesaler or distributor for the distribution or sale of our products, although sales made to customers that contract through Premier accounted for 14% of our net revenues for the year ended December 31, 2011. No single end-user customer or group of affiliated end-user customers accounted for more than 10% of our net revenues for the years ended December 31, 2010 and 2009.

Product Distribution

Like many other pharmaceutical companies, we utilize an outside third-party logistics contractor to facilitate the distribution of our products. Since May 2007, our third-party logistics provider has handled all aspects of our product logistics efforts and related services, including warehousing, shipping, customer billing and collections. Our products are distributed through a facility located in Memphis, Tennessee, affording more than 450,000 square feet of space and a well-established infrastructure. Under our agreement with such logistics provider, we maintain ownership of our finished products until sale to our customers. Our contract with such logistics provider is scheduled to expire in May 2012, subject to automatic annual extensions unless either party elects not to extend such agreement by notifying the other party at least 90 days prior to expiration or the initial term of such applicable renewal term. Neither party provided notification of non-renewal of the contract 90 days prior to its expiry date. We believe this contract will be renegotiated and extended before the completion of its current term.

Seasonality

There are no significant seasonal aspects to our consolidated net sales.

Competition

Our industry is highly competitive and our principal competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. Our principal competitors include Baxter International Inc. (“Baxter”), Boehringer Ingelheim Group (“Boehringer”), Fresenius Kabi (“Fresenius”), a division of Fresenius SE, Hikma Pharmaceuticals PLC (“Hikma”), Hospira, Inc. (“Hospira”), Pfizer Inc. (“Pfizer”), Sandoz International GmbH (“Sandoz”), a division of Novartis AG, and Teva Pharmaceutical Industries Ltd. (“Teva”). We believe that the key competitive factors that will affect the development and commercial success of our current products and any future products that we may develop are price, reliability of supply, quality and enhanced product features.

Revenue and gross profit derived from sales of generic pharmaceutical products tend to follow a pattern based to a significant degree on regulatory and competitive factors. As patents for branded products and related exclusivity periods expire or are ruled invalid, the first generic pharmaceutical manufacturer to receive regulatory approval for a generic version of the reference product is generally able to achieve significant market penetration and higher margins on that product. As competing generic manufacturers receive regulatory approval on this product, market share, revenue and gross profit typically decline for the original generic entrant. In addition, as more competitors enter a specific generic market, the average selling price per unit dose of the particular product typically declines for all competitors. The level of market share, revenue and gross profit attributable to a particular generic pharmaceutical product is significantly influenced by the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch in relation to competing approvals and launches. We intend to continue to develop and introduce new products in a timely and cost-effective manner, identify niche products with significant barriers to entry and develop products with enhanced features or other competitive advantages in order to maintain and grow our revenue and gross margins. In the future, we may challenge proprietary product patents to seek first-to-market rights.

Intellectual Property

As a specialty and generic pharmaceutical company, we have limited intellectual property surrounding our generic injectable products. We are developing specialized devices, systems and branding strategies that we aggressively seek to protect through trade secrets, unpatented proprietary know-how, continuing technological innovation, and traditional intellectual property protection through trademarks, copyrights and patents to preserve our competitive position. In addition, we seek copyright protection of our packaging and labels. Our current trademarks include “Sagent Pharmaceuticals,” “Sagent,” “Injectables Excellence,” “Discover Injectables Excellence” and “PreventIV Measures.”

Product Development

We maintain an active product development program. Our new product pipeline can generally be classified into two categories: (i) new products for which we have submitted or acquired Abbreviated New Drug Applications (“ANDAs”) that are filed and under review by the FDA; and (ii) new products for which we have begun initial development activities such as sourcing of API and finished products and preparing the necessary ANDAs. As of December 31, 2011, our new product pipeline included: (i) 36 products represented by 63 ANDAs that we had filed, or licensed rights to, and were under review by the FDA, and six products represented by 13 ANDAs that the FDA recently approved and are pending commercial launch; and (ii) approximately 31 additional products under initial development.

Our 63 ANDAs under review by the FDA as of December 31, 2011 have been on file for an average of approximately 27 months, with eight of them being on file for less than 12 months, 15 of them being on file for between 12 and 24 months and 40 of them being on file for longer than 24 months. We expect to launch substantially all of these new products by the end of 2013.

Our product development activities also include expanding our product portfolio by adding new products through in-licensing and similar arrangements with foreign manufacturers and domestic virtual pharmaceutical development companies that seek to utilize our U.S. sales and marketing expertise. We believe we provide our business partners with significant value under these arrangements by eliminating their need to develop and maintain a U.S.-focused sales and marketing organization. As of December 31, 2011, we marketed 20 of our 33 products under these type of in-licensing arrangements. Through these types of arrangements, we intend to continue to expand our product portfolio in a cost-effective manner.

We either own or license the rights to ANDAs for the products that we market and sell, which is generally determined based on the scope of services provided to us by a particular business partner. For example, we typically license the rights to ANDAs under collaborations in which the supplier only provides us with manufacturing services and typically own the ANDAs under collaborations in which the supplier also provides us with development services. When possible, we manage the regulatory submission of ANDAs for products developed in collaboration with our partners. We also assist our partners in developing ANDAs and will typically lead FDA interactions post submission. We believe that our focus on high-quality ANDA filings, our guidance to partners during the development process and our on-going dialogue with the FDA have contributed to shorter product approval timelines than the industry median. We filed our first ANDA with the FDA in July 2007 and, through December 31, 2011, have filed, or our business partners have filed, a total of 144 ANDAs with the FDA.

The goal of our product development activities is to select opportunities, develop finished products, complete and submit regulatory submissions and obtain regulatory approvals allowing product commercialization. Our product development efforts are customer focused and use our strong understanding of market needs from our long-term customer relationships to drive product selection. Once we identify a new product for development, we secure the necessary development services, API sourcing and finished product manufacturing from one or more of our existing or new business partners. We also select new products for development based on our ability to expand our existing collaborations to cover additional products that are currently manufactured or being developed by our business partners. We have made, and will continue to make, substantial investment in product development. Product development costs for the year ended December 31, 2011 totaled $12.8 million.

We utilize an in-house project management team of eight employees, five of whom have Ph.Ds and two of whom are located in China and India, to manage our product development activities and coordinate such activities with our business partners. Our experienced project management team has expertise in areas such as pharmaceutical formulation, analytical chemistry and drug delivery and experience working with our business partners. We currently manage our product development activities out of our corporate headquarters in Schaumburg, Illinois, while the actual development activities occur in the laboratories and other facilities of our business partners.

Our Collaboration Network

Overview

We have developed an international network of collaborations that provide us with extensive and diverse capabilities in the areas of new product development, API sourcing, finished product manufacturing and other business development opportunities. We have been able to establish our collaboration network based on the long-standing relationships that our senior management and business development teams have with pharmaceutical companies located principally in China and India, but also in Europe and the Americas. As of December 31, 2011, we had 47 business partners worldwide, including 16 in Europe, 11 in China and Taiwan, eight in the Americas, eight in India and four in the Middle East. We currently do not manufacture any API or finished products ourselves.

In general, our business partners provide us with product development services, API or finished product manufacturing or a combination of the three with respect to one or more of our products. We typically enter into long-term agreements with our business partners. The specific terms of these agreements vary in a number of respects, including the scope of services being provided to us by the partner and the nature of the pricing structure. In general, we believe our agreements contain a degree of flexibility to ensure that both we and our partners can achieve attractive financial returns depending on changes in market conditions and the competitive landscape for specific products. Our most common types of collaborations are manufacture and supply, development, licensing or marketing agreements. The general terms of these agreements are summarized below.

Manufacture and Supply Agreements. Our manufacture and supply agreements typically consist of the following elements:

•	the supplier agrees to manufacture and supply us with our finished product requirements, typically under its ANDA;

•

we generally obtain the exclusive right to sell, market and distribute these products in the U.S., with, in some cases, such exclusivity subject to our obtaining and maintaining a specified market share;

•	in the case of an exclusive agreement, we are required to obtain all of our requirements from the supplier;

•

the term of the agreement is typically seven years, varying from three to eight years from the date of product launch, and thereafter automatically renews for periods of one or two years unless either party provides prior notice;

•	we agree to use commercially reasonable efforts to market the subject products, consistent with our usual methods of commercializing, marketing and selling other pharmaceutical products;

•	we pay a specified transfer price for each unit of each product;

•	the supplier has the right to change the transfer price to reflect actual changes in the costs of its raw materials, packaging, storage or regulatory compliance, from time to time;

•	we and the supplier agree to discuss reductions in transfer price due to changes in market conditions as may be required to keep the product competitively priced in the U.S. market;

•	the terms may include our payment of a percentage of the net profit from sales of products covered by the agreement; and

•

termination may generally be initiated by: (i) either party upon the uncured breach of a material provision of the agreement by the other party; (ii) either party if the other party files a petition for bankruptcy, is or becomes insolvent or makes an assignment for the benefit of its creditors; and, in certain agreements, (iii) us if we decide, in our sole discretion, to no longer market the product or if a regulatory body denies or revokes approval for or otherwise attempts to restrict or prohibit the manufacture, packaging, labeling, storage, importation, sale or use of the product.

Development, Manufacture and Supply Agreements. In addition to the preceding provisions relating to the manufacture and supply of a product, some agreements also include provisions under which the supplier will develop the product on our behalf. Such development terms typically include the following provisions:

•

in collaboration with our technical, quality and regulatory teams, the supplier develops, produces exhibit batches and provides us with data necessary for the preparation and filing of an ANDA for a product;

•	our regulatory group compiles and submits the ANDA to the FDA in our name;

•

we pay the supplier specified portions of agreed development fees upon successful completion of certain development milestones, typically including: (i) execution of the definitive development agreement; (ii) completion of stability batches; (iii) submission of the ANDA to the FDA; and (iv) approval of the ANDA by the FDA; and

•	in certain circumstances, we may agree to pay for or provide the API and innovator product samples used in the development.

Licensing or Marketing Agreements. In certain cases, we have entered licensing or marketing agreements under which we agree to market through our sales and marketing team certain proprietary or generic products owned by others to our end-user customers as well as facilitate contract negotiations with GPOs. These agreements also typically provide that we will utilize our established infrastructure to support the commercialization of the product, including providing some or all of the customer service, warehousing and distribution services and any required order-to-cash processes. The terms of these agreements generally provide for us to earn a royalty based on net sales or net profit and for reimbursement of our direct expenses plus an additional service fee. Our exclusive agreement with Actavis, an international pharmaceutical company, to commercialize for sale in the U.S. a portfolio of its injectable products, as further discussed below in “Key Suppliers and Marketing Partners”, is an example of this type of agreement.

Joint Ventures

In addition to the foregoing types of agreements, we also utilize joint venture arrangements in sourcing our products. We currently have two joint ventures which are summarized below.

Kanghong Sagent (Chengdu) Pharmaceutical Corporation Limited (“KSCP”)

In December 2006, we established our 50/50 KSCP joint venture with Chengdu Kanghong Technology (Group) Co. Ltd. (“CKT”) to construct and operate a FDA approvable, current Good Manufacturing Practice (“cGMP”), sterile manufacturing facility in Chengdu, China that will provide us with access to dedicated manufacturing capacity that utilizes state-of-the-art full isolator technology for aseptic filling. Through this facility, KSCP is expected to manufacture finished products for us on an exclusive basis for sale in the U.S. and other attractive markets and for third parties on a contract basis for sale in other markets. Our KSCP joint venture may also directly access the Chinese domestic market. Site validation and development activities were undertaken and the first filings were submitted to the FDA from this facility in 2011, and we believe the facility may undergo FDA inspection as early as 2012.

Sagent Strides

In January 2007, we and Strides Arcolab International Limited, a company based in the United Kingdom and a wholly-owned subsidiary of Strides Arcolab Limited (“Strides”), entered into a joint venture agreement pursuant to which the parties formed Sagent Strides, LLC (“Sagent Strides”). The joint venture was formed for the purpose of selling into the U.S. market a wide variety of generic injectable products manufactured by Strides in their Indian facilities. Thereafter, we and Sagent Strides entered into a number of agreements relating to distribution, manufacture, supply and quality, and, as of December 31, 2011, these agreements covered a total of 22 different products represented by 29 ANDA filings. As of December 31, 2011, one product was in initial development, seven products were subject to ANDAs under review by the FDA, five products have been approved by the FDA and nine products have been launched by us.

Key Suppliers and Marketing Partners

Two of our business partners, A.C.S. Dobfar S.p.a. (“Dobfar”) and Gland Pharma Limited (“Gland”), provided us with products that collectively accounted for approximately 33% and 29%, respectively, of our total net revenue for the year ended December 31, 2011, approximately 45% and 33%, respectively, of our total net revenue for the year ended December 31, 2010 and approximately 59% and 14%, respectively, of our total net revenue for the year ended December 31, 2009. Set forth below is a brief discussion of the terms of our arrangements with these two partners along with our agreement with Actavis.

Dobfar

In December 2007, we entered into a manufacture and supply agreement with ACS Dobfar SpA-Italy (“Dobfar”) and its distributor, WorldGen LLC (“WorldGen”). Pursuant to the agreement, Dobfar develops, manufactures and supplies us with presentations of cefepime through WorldGen.

We have agreed to pay WorldGen the transfer price for each unit of cefepime provided under the agreement. The initial term of the agreement expires on April 1, 2013, after which we have the option to renew the agreement for successive additional one-year terms unless Dobfar provides notice of its intent to terminate the agreement at least one year prior to its initial expiration date or at least six months prior to the expiration of a renewal term.

In addition, we also have supply agreements or other purchase commitments with Dobfar and/or WorldGen covering six currently marketed products—ampicillin, ampicillin and sulbactam, cefazolin, cefoxitin, ceftazadime and ceftriaxone —and, with ACS Dobfar SA-Switzerland, covering three currently marketed products —ciprofloxacin, fluconazole and levofloxacin—and one additional product currently under initial development.

Gland

In June 2008, we entered into a development and supply agreement with Gland. Pursuant to the agreement, we and Gland jointly developed our heparin products, and Gland agreed to supply us heparin for sale in the U.S. market. In addition, we have agreed to use Gland as our exclusive supplier for heparin and Gland has agreed not to, directly or indirectly, sell heparin to any other person or entity that markets or makes use of or sells heparin in the U.S., subject to certain exceptions.

We are required to use our best efforts to attain, no later than within the 12-month period following the fourth anniversary of the launch date of heparin, a minimum U.S. market share based upon IMS data. We achieved this minimum U.S. market share during 2011. We have agreed to pay a transfer price for each unit of heparin supplied under the agreement, plus a percentage of the net profit from the sales of heparin. In addition, each of us has agreed to share the cost of development activities equally up to a specified amount.

The initial term of the agreement expires in June 2016, after which, the agreement automatically renews for consecutive periods of one year unless (a) a third party has rights to market heparin in the U.S. as a result of our discontinuing active sales of heparin there or (b) either party provides notice of its intent to terminate the agreement at least 24 months prior to the desired date of termination.

In addition, we also have other supply agreements with Gland covering one currently marketed product, adenosine, and additional products currently under initial development.

Actavis

In April 2009, we entered into a development, manufacturing and supply agreement with Actavis, an international pharmaceutical company. Under the terms of this agreement, we became the exclusive U.S. marketing partner under certain conditions for a portfolio of six specialty injectable products developed and manufactured by Actavis under its ANDAs. In February 2010, this agreement was amended to include two additional products. Pursuant to this agreement, Actavis will supply these products to us at a specified transfer price and will receive a specified percentage of the net profit from sales of such products. As of December 31, 2011, this agreement with Actavis covered 12 products, six of which are currently marketed, three products subject to an ANDA under review by the FDA and three products in initial development. We expect to further amend our agreement with Actavis to cover additional products in the future.

The term of the agreement, with respect to each product covered, is three or five years (depending on the product) from the first sale of each product to us by Actavis, unless earlier terminated or extended. The agreement may be terminated by either party in the event of an uncured material breach or default after notice or by Actavis in the event that any product is no longer economically viable. The term is automatically extended for unlimited additional periods of one year unless either party gives notice of non-renewal at least six months prior to the renewal of the then-current term.

Quality Assurance and Facility Compliance

An important component of our strategy is to actively partner with our international network of collaborators to focus on quality assurance (“QA”), U.S. cGMP compliance, regulatory affairs and product development. We have developed and implemented quality management systems, including our in-house QA and facility compliance teams, to inspect, assess, train and qualify our vendors’ facilities, work to ensure that the facilities and the products manufactured in those facilities for us are cGMP compliant, and provide support for product launches and regulatory agency facility inspections. Our QA team provides product distribution authorization for finished products before they are shipped under our name, releases product upon receipt at our Memphis distribution center and monitors on-going product quality throughout the product lifecycle. Our in-house facility compliance team qualifies new vendors through an extensive inspection process, implements our quality control systems and monitors on-going vendor compliance with cGMPs through on-going surveillance, cGMP training and periodic performance evaluations. We work with our API, product development and finished product manufacturing partners to evaluate facility design and capability to ensure that such facilities meet or exceed industry standards and on-going FDA compliance. As of December 31, 2011, our in-house facility compliance team had qualified over 90 vendor sites. We are committed to upholding and enforcing our quality standards and only establish collaboration with those business partners who we believe share our commitment to quality and regulatory compliance.

In addition, we have robust on-going qualification and compliance programs in place, which include routine audits, performance evaluations and for-cause audits. Since our first product launch in December 2007, we have undergone two FDA inspections in 2007 and 2010. Neither inspection resulted in the issuance of an FDA Form 483. During the summer of 2010, we unilaterally initiated a voluntary recall of two products based upon our discovery of foreign matter in these products despite our business partner’s contention that a recall was not necessary. On March 9, 2011, we initiated a voluntary recall of all lots of one of our critical care products delivered in a pre-filled syringe that we sold from April 2010 to March 2011 due to reports of incompatibility of certain needleless I.V. sets with these products. Because of our robust quality management system, dedicated QA team and on-going quality checks, we were able to promptly identity this product quality issue and effectively address necessary remediation allowing us to maintain our reputation for proven commitment to deliver quality products to our customers.

Financial Information on Geographic Areas

All of our sales are made in the United States of America and its territories.

Employees

As of December 31, 2011, we had a total of 99 full-time employees, of which 30 were in sales and marketing, 29 were in regulatory affairs and facility compliance and 40 were in administration and finance. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

Corporate Information

Sagent Pharmaceuticals, Inc. is a Delaware corporation that was incorporated in 2011. We are a publicly traded company with Common Stock listed on the NASDAQ Global Market under the symbol “SGNT.” Our executive offices are located at 1901 N. Roselle Road, Suite 700, Schaumburg, Illinois. Our telephone number is (847) 908-1600. Our website is www.sagentpharma.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. You can access our filings with the SEC by visiting www.sagentpharma.com.

Item 1A. Risk Factors.

You should read the following risk factors carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operating results or financial condition in the future.

We rely on our business partners for the manufacture of our products, and if our business partners fail to supply us with high-quality API or finished products in the quantities we require on a timely basis, sales of our products could be delayed or prevented, our revenues could decline and we may not achieve profitability.

We currently do not manufacture any API or finished products ourselves. Instead, we rely upon our business partners located outside of the U.S. for the supply of API and finished product manufacturing. In many cases, we rely upon a limited number of business partners to supply us with the API or finished products for each of our products. If our business partners do not continue to provide these services to us we might not be able to obtain these services from others in a timely manner or on commercially acceptable terms. Likewise, if we encounter delays or difficulties with our business partners in producing API or our finished products, the distribution, marketing and subsequent sales of these products could be adversely affected. If, for any reason, our business partners are unable to obtain or deliver sufficient quantities of API or finished products on a timely basis or we develop any significant disagreements with our business partners, the manufacture or supply of our products could be disrupted, which may decrease our sales revenue, increase our operating expenses or otherwise negatively impact our operations. In addition, if we are unable to engage and retain business partners for the supply of API or finished product manufacturing on commercially acceptable terms, we may not be able to sell our products as planned.

All of our products are sterile injectable pharmaceuticals. The manufacture of all of our products is highly exacting and complex and our business partners may experience problems during the manufacture of API or finished products for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, problems with raw materials, natural disaster related events or other environmental factors. In addition, the manufacture of certain API that we require for our products or the finished products require dedicated facilities and we may rely on a limited number or, in certain cases, single vendors for these products and services. If problems arise during the production, storage or distribution of a batch of product, that batch of product may have to be discarded. If we are unable to find alternative sources of API or finished products, this could, among other things lead to increased costs, lost sales, damage to customer relations, time and expense spent investigating the cause and, depending upon the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to market, voluntary recalls, corrective actions or product liability related costs may also be incurred. For example, on March 9, 2011 we initiated a voluntary recall of all lots of one of our critical care products delivered in a pre-filled syringe that we sold from April 2010 to March 2011 due to reports of incompatibility of certain needleless I.V. sets with these products and, in the summer of 2010, we unilaterally initiated a voluntary recall of two products based upon our discovery of foreign matter in these products. Problems with respect to the manufacture, storage or distribution of our products could materially disrupt our business and reduce our revenues and prevent or delay us from achieving profitability.

While large finished product manufacturers have historically purchased API from foreign manufacturers and then manufactured and packaged the finished product in their own facility, recent growth in the number of foreign manufacturers capable of producing high-quality finished products at low cost have provided these finished product manufacturers opportunities to outsource the manufacturing of their products at lower costs than manufacturing such products in their own facilities. If the large finished product manufacturers continue to shift production from their own facilities to companies that we collaborate with to provide product development services, API or finished product manufacturing, we may experience added competition in obtaining these services which we rely upon to meet our customers’ demands.

If we or any of our business partners are unable to comply with the regulatory standards applicable to pharmaceutical drug manufacturers, we may be unable to meet the demand for our products, may lose potential revenues and may not achieve profitability.

All of our business partners who supply us with API or finished products are subject to extensive regulation by governmental authorities in the U.S. and in foreign countries. Regulatory approval to manufacture a drug is site-specific. Our vendors’ facilities and procedures are subject to ongoing regulation, including periodic inspection by the FDA and foreign regulatory agencies. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGMP or other regulations, or a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately cured. If any regulatory body were to require one of our vendors to cease or limit production, our business could be adversely affected. Identifying alternative vendors and obtaining regulatory approval to change or substitute API or a manufacturer of a finished product can be time consuming and expensive. Any resulting delays and costs could have a material adverse effect on our business, financial position and results of operations. We cannot assure you that our vendors will not be subject to such regulatory action in the future.

The FDA has the authority to revoke drug approvals previously granted and remove from the market previously approved products for various reasons, including issues related to cGMP. We may be subject from time to time to product recalls initiated by us or by the FDA. Delays in obtaining regulatory approvals, the revocation of prior approvals, or product recalls could impose significant costs on us and adversely affect our ability to generate revenue.

Furthermore, violations by us or our vendors of FDA regulations and other regulatory requirements could subject us to, among other things:

•	warning letters;

•	fines and civil penalties;

•	total or partial suspension of production or sales;

•	product seizure or recall;

•	withdrawal of product approval; and

•	criminal prosecution.

Any of these or any other regulatory action could have a material adverse effect on our business, financial position and results of operations.

We maintain our own in-house quality assurance and facility compliance teams that inspect, assess, train and qualify our business partners’ facilities for use by us, work to ensure that the facilities and the products manufactured in those facilities for us are cGMP compliant, and provide support for product launches and regulatory agency facility inspections. Despite these comprehensive quality programs, we cannot assure you that our business partners will adhere to our quality standards or that our compliance teams will be successful in ensuring that our business partners’ facilities and the products manufactured in those facilities are cGMP compliant. If our business partners fail to comply with our quality standards, our ability to compete may be significantly impaired and our business, financial conditions and results of operations may be materially adversely affected.

Any change in the regulations, enforcement procedures or regulatory policies established by the FDA and other regulatory agencies could increase the costs or time of development of our products and delay or prevent sales of our products and our revenues could decline and we may not achieve profitability.

Our products generally must receive appropriate regulatory clearance from the FDA before they can be sold in the U.S. Any change in the regulations, enforcement procedures or regulatory policies set by the FDA and other regulatory agencies could increase the costs or time of development of our products and delay or prevent sales of our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted, may have on our business in the future. Such changes could, among other things, require:

•	changes to manufacturing methods;

•	expanded or different labeling;

•	recall, replacement or discontinuance of certain products;

•	additional record keeping;

•	changes in methods to determine bio-equivalents; and

•	payment of significant filing fees with ANDA submissions.

Such changes, or new legislation, could increase the costs or delay or prevent sales of our products and our revenues may decline and we may not be able to achieve profitability. In addition, increases in the time that is required for us to obtain FDA approval of ANDAs could delay our commercialization of new products. In that regard, the time required to obtain FDA approval of ANDAs has increased over the last three years from an industry-wide median of approximately 22 months after initial filing in 2008 to an industry-wide median of approximately 31 months after initial filing in 2011. FDA approval times could continue to increase as a result of the upcoming expiration of the U.S. patents covering a number of key injectable pharmaceutical products. No assurance can be given that ANDAs submitted for our products will receive FDA approval on a timely basis, if at all, nor can we estimate the timing of the ANDA approvals with any reasonable degree of certainty.

A relatively small group of products supplied by a limited number of our vendors represents a significant portion of our net revenues. If the volume or pricing of any of these products declines, or we are unable to satisfy market demand for these products, it could have a material adverse effect on our business, financial position and results of operations.

Sales of a limited number of our products currently collectively represent a significant portion of our net revenues. If the volume or pricing of our largest selling products declines in the future or we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially adversely affected. Two of our products, heparin and cefepime, collectively accounted for approximately 39% and 53% of our net revenue for the years ended December 31, 2011 and 2010, respectively, and cefepime accounted for approximately 40% of our net revenue for the year ended December 31, 2009. We expect that our heparin and cefepime products will continue to represent a significant portion of our net revenues for the foreseeable future. These and our other key products could be rendered obsolete or uneconomical by numerous factors, many of which are beyond our control, including:

•	pricing actions by competitors;

•	development by others of new pharmaceutical products that are more effective than ours;

•	entrance of new competitors into our markets;

•	loss of key relationships with suppliers, GPOs or end-user customers;

•	technological advances;

•	manufacturing or supply interruptions;

•	changes in the prescribing practices of physicians;

•	changes in third-party reimbursement practices;

•	product liability claims; and

•	product recalls or safety alerts.

Any factor adversely affecting the sale of our key products may cause our revenues to decline, and we may not be able to achieve profitability.

In addition, we currently rely on single vendors to supply us with the API and finished product manufacturing with respect to each of our two top selling products. The agreement under which we obtain the API and finished product manufacturing for our cefepime product has an initial term that expires on April 1, 2013. If we are unable to maintain our relationships with these vendors on commercially acceptable terms, it could have a material adverse effect on our business, financial position and results of operations.

Our markets are highly competitive and, if we are unable to compete successfully, our revenues could decline and our future profitability could be jeopardized.

The injectable pharmaceutical market is highly competitive. Our competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. Our principal competitors include Baxter, Boehringer, Fresinius, Hikma, Hospira, Pfizer, Sandoz and Teva. In most cases, these competitors have access to greater financial, marketing, technical and other resources. As a result, they may be able to devote more resources to the development, manufacture, marketing and sale of their products, receive a greater share of the capacity from API suppliers and finished product manufacturers and more support from independent distributors, initiate or withstand substantial price competition or more readily take advantage of acquisition or other opportunities.

The generic segment of the injectable pharmaceutical market is characterized by a high level of price competition, as well as other competitive factors including reliability of supply, quality and enhanced product features. To the extent that any of our competitors are more successful with respect to any key competitive factor, our business, results of operations and financial position could be adversely affected. Pricing pressure could arise from, among other things, limited demand growth or a significant number of additional competitive products being introduced into a particular product market, price reductions by competitors, the ability of competitors to capitalize on their economies of scale and create excess product supply, the ability of competitors to produce or otherwise secure API and/or finished products at lower costs than what we are required to pay to our business partners under our collaborations and the access of competitors to new technology that we do not possess.

In addition to competition from established market participants, new entrants to the generic injectable pharmaceutical market could substantially reduce our market share or render our products obsolete. Most of our products are generic injectable versions of branded products. As patents for branded products and related exclusivity periods expire or are ruled invalid, the first generic pharmaceutical manufacturer to receive regulatory approval for a generic version of the reference product is generally able to achieve significant market penetration and higher margins on that product. As competing generic manufacturers receive regulatory approval on this product, market share, revenue and gross profit typically decline for the original generic entrant. In addition, as more competitors enter a specific generic market, the average selling price per unit dose of the particular product typically declines for all competitors. Our ability to sustain our level of market share, revenue and gross profit attributable to a particular generic pharmaceutical product is significantly influenced by the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch in relation to competing approvals and launches.

Branded pharmaceutical companies often take aggressive steps to thwart competition from generic companies. The launch of our generic products could be delayed because branded drug manufacturers may, among other things:

•	make last minute modifications to existing product claims and labels, thereby requiring generic products to reflect this change prior to the drug being approved and introduced in the market;

•	file new patents for existing products prior to the expiration of a previously issued patent, which could extend patent protection for additional years;

•	file patent infringement suits that automatically delay for a specific period the approval of generic versions by the FDA;

•	develop and market their own generic versions of their products, either directly or through other generic pharmaceutical companies; and

•	file citizens’ petitions with the FDA contesting generic approvals on alleged health and safety grounds.

Furthermore, the FDA may grant a single generic manufacturer other than us a 180-day period of marketing exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984 as patents or other exclusivity periods for branded products expire.

If we are unable to continue to develop and commercialize new products in a timely and cost-effective manner, we may not achieve our expected revenue growth or profitability or such revenue growth and profitability, if any, could be delayed.

Our future success will depend to a significant degree on our ability to continue to develop and commercialize new products in a timely and cost-effective manner. The development and commercialization of new products is complex, time-consuming and costly and involves a high degree of business risk. As of December 31, 2011, we marketed 33 products, and our new product pipeline included 36 products represented by 63 ANDAs that we had filed, or licensed rights to, and were under review by the FDA, and six products represented by 13 ANDAs that have been recently approved and are pending commercial launch. We expect to launch substantially all of these 42 new products by the end of 2013. We may, however, encounter unexpected delays in the launch of these products or these products, if and when fully commercialized by us, may not perform as we expect. For example, our 63 pending ANDAs may not receive FDA approval on a timely basis, if at all.

The success of our new product offerings will depend upon several factors, including our ability to properly anticipate customer needs, obtain timely regulatory approvals and locate and establish collaborations with suppliers of API, product development and finished product manufacturing in a timely and cost-effective manner. In addition, the development and commercialization of new products is characterized by significant up-front costs, including costs associated with product development activities, sourcing API and manufacturing capability, obtaining regulatory approval, building inventory and sales and marketing. Furthermore, the development and commercialization of new products is subject to inherent risks, including the possibility that any new product may:

•	fail to receive or encounter unexpected delays in obtaining necessary regulatory approvals;

•	be difficult or impossible to manufacture on a large scale;

•	be uneconomical to market;

•	fail to be developed prior to the successful marketing of similar or superior products by third parties; and

•	infringe on the proprietary rights of third parties.

We may not achieve our expected revenue growth or profitability or such revenue growth and profitability, if any, could be delayed if we are not successful in continuing to develop and commercialize new products.

If we are unable to maintain our GPO relationships, our revenues could decline and future profitability could be jeopardized.

Most of the end-users of injectable pharmaceutical products have relationships with GPOs whereby such GPOs provide such end-users access to a broad range of pharmaceutical products from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the drug purchasing decisions of such end-users. Hospitals and other end-users contract with the GPO of their choice for their purchasing needs. Collectively, we believe the five largest U.S. GPOs represented the majority of the acute care hospital market in 2011. We currently derive, and expect to continue to derive, a large percentage of our revenue from end-user customers that are members of a small number of GPOs. For example, the five largest U.S. GPOs represented end-user customers that collectively accounted for approximately 30%, 35% and 35% of our net contract revenue for each of the years ended December 31, 2011, 2010 and 2009. Maintaining our strong relationships with these GPOs will require us to continue to be a reliable supplier, offer a broad product line, remain price competitive, comply with FDA regulations and provide high-quality products. Although our GPO pricing agreements are typically multi-year in duration, most of them may be terminated by either party with 60 or 90 days notice. The GPOs with whom we have relationships may have relationships with manufacturers that sell competing products, and such GPOs may earn higher margins from these products or combinations of competing products or may prefer products other than ours for other reasons. If we are unable to maintain our GPO relationships, sales of our products and revenue could decline.

We rely on a limited number of pharmaceutical wholesalers to distribute our products.

As is typical in the pharmaceutical industry, we rely upon pharmaceutical wholesalers in connection with the distribution of our products. A significant amount of our products are sold to end-users under GPO pricing arrangements through a limited number of pharmaceutical wholesalers. We currently derive, and expect to continue to derive, a large percentage of our sales through the three largest wholesalers in the U.S. market, Cardinal Health, Amerisource, and McKesson. For the year ended December 31, 2011, the products we sold through these wholesalers accounted for approximately 33%, 28% and 22%, respectively, of our net revenue. Collectively, our sales to these three wholesalers represented approximately 83%, 85% and 89% of our net revenue for the years ended December 31, 2011, 2010 and 2009, respectively. If we are unable to maintain our business relationships with these major pharmaceutical wholesalers on commercially acceptable terms, it could have a material adverse effect on our sales and may prevent us from achieving profitability.

We depend upon our key personnel, the loss of whom could adversely affect our operations. If we fail to attract and retain the talent required for our business, our business could be materially harmed.

We are a relatively small company and we depend to a significant degree on the principal members of our management and sales teams, which include Messrs. Yordon, Singer, Logerfo, Pauli, Patterson and Drake. The loss of services from any of these persons may significantly delay or prevent the achievement of our product development or business objectives. We carry key man life insurance on Mr. Yordon in the amount of $5.0 million; we do not carry key man life insurance on any other key personnel. We have entered into employment agreements with certain of our key employees that contain restrictive covenants relating to non-competition and non-solicitation of our customers and employees for a period of 12 months after termination of employment. Nevertheless, each of our officers and key employees may terminate his or her employment at any time without notice and without cause or good reason, and so as a practical matter these agreements do not guarantee the continued service of these employees. Our success depends upon our ability to attract and retain highly qualified personnel. Competition among pharmaceutical and biotechnology companies for qualified employees is intense, and the ability to attract and retain qualified individuals is critical to our success. We may not be able to attract and retain these individuals on acceptable terms or at all, and our inability to do so could significantly impair our ability to compete.

Our inability to manage our planned growth could harm our business.

As we expand our business, we expect that our operating expenses and capital requirements will increase. As our product portfolio and product pipeline grow, we may require additional personnel on our project management, in-house quality assurance and facility compliance teams to work with our partners on quality assurance, U.S. cGMP compliance, regulatory affairs and product development. As a result, our operating expenses and capital requirements may increase significantly. In addition, we may encounter unexpected difficulties managing our worldwide network of collaborations with API suppliers and finished product developers and manufacturers as we seek to expand such network in order to expand our product portfolio. Our ability to manage our growth effectively requires us to forecast accurately our sales, growth and manufacturing capacity and to expend funds to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our anticipated growth effectively, our business could be harmed.

We may be exposed to product liability claims that could cause us to incur significant costs or cease selling some of our products.

Our business inherently exposes us to claims for injuries allegedly resulting from the use of our products. We may be held liable for, or incur costs related to, liability claims if any of our products cause injury or are found unsuitable during development, manufacture, sale or use. These risks exist even with respect to products that have received, or may in the future receive, regulatory approval for commercial use. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our products;

•	injury to our reputation;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	a diversion of management’s time and resources;

•	compensatory damages and fines;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue; and

•	exhaustion of any available insurance and our capital resources

Our product liability insurance may not be adequate and, at any time, insurance coverage may not be available on commercially reasonable terms or at all. A product liability claim could result in liability to us greater than our insurance coverage or assets. Even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to those matters.

If our products conflict with the intellectual property rights of third parties, we may incur substantial liabilities and we may be unable to commercialize products in a profitable manner or at all.

We seek to launch generic pharmaceutical products either where patent protection or other regulatory exclusivity of equivalent branded products have expired, where patents have been declared invalid or where products do not infringe on the patents of others. However, at times, we may seek approval to market generic products before the expiration of patents relating to the branded versions of those products, based upon our belief that such patents are invalid or otherwise unenforceable, or would not be infringed by our products. Our success depends in part on our ability to operate without infringing the patents and proprietary rights of third parties. The manufacture, use and sale of generic versions of products has been subject to substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. If our products were found to be infringing on the intellectual property rights of a third-party, we could be required to cease selling the infringing products, causing us to lose future sales revenue from such products and face substantial liabilities for patent infringement, in the form of either payment for the innovator’s lost profits or a royalty on our sales of the infringing product. These damages may be significant and could materially adversely affect our business. Any litigation, regardless of the merits or eventual outcome, would be costly and time consuming and we could incur significant costs and/or a significant reduction in revenue in defending the action and from the resulting delays in manufacturing, marketing or selling any of our products subject to such claims.

Recently enacted and future healthcare law and policy changes may adversely affect our business.

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act. This health care reform legislation is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. While we will not know the full effects of this health care reform legislation until applicable federal and state agencies issue regulations or guidance under the new law, it appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

We expect both federal and state governments in the U.S. and foreign governments to continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of healthcare while expanding individual healthcare benefits. Existing regulations that affect the price of pharmaceutical and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we develop in the future. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved pharmaceutical products, including injectable products. Our products may not be considered cost effective, or adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize a return on our investments.

If reimbursement for our current or future products is reduced or modified, our business could suffer.

Sales of our products depend, in part, on the extent to which the costs of our products are paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or are reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. These healthcare management organizations and third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, as discussed above, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs and other healthcare products have been targeted in this effort. Accordingly, our current and potential products may not be considered cost effective, and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis. Legislation and regulations affecting reimbursement for our products may change at any time and in ways that are difficult to predict, and these changes may have a material adverse effect on our business. Any reduction in Medicare, Medicaid or other third-party payor reimbursements could have a material adverse effect on our business, financial position and results of operations.

Any failure to comply with the complex reporting and payment obligations under Medicare, Medicaid and other government programs may result in litigation or sanctions.

We are subject to various federal, state and foreign laws pertaining to foreign corrupt practices and healthcare fraud and abuse, including anti-kickback, marketing and pricing laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs such as Medicare and Medicaid. If there is a change in laws, regulations or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could materially adversely affect our business, financial position and results of operations.

Current economic conditions could adversely affect our operations.

The current economic environment is marked by high unemployment rates and financial stresses on households from rising debt and loss in property value. In addition, the securities and credit markets have been experiencing volatility, and in some cases, have exerted negative pressure on the availability of liquidity and credit capacity for certain borrowers. Demand for our products may decrease due to these adverse economic conditions, as the loss of jobs or healthcare coverage, decreases an individual’s ability to pay for elective healthcare or causes individuals to delay procedures. Interest rate fluctuations, changes in capital market conditions and adverse economic conditions may also affect our customers’ ability to obtain credit to finance their purchases of our products, which could reduce our revenue and prevent or delay our profitability.

We may need to raise additional capital in the event we change our business plan or encounter unexpected developments, which may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may require significant additional funds earlier than we currently expect to in the event we change our business plan or encounter unexpected developments, including unforeseen competitive conditions within our markets, changes in the regulatory environment or the loss of key relationships with suppliers, GPOs or end-user customers. If required, additional funding may not be available to us on acceptable terms or at all. We may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration arrangements. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends or unfavorable interest rates or interest rate risk. If we raise additional funds through collaboration arrangements, we may have to relinquish valuable rights to our products or grant licenses on terms that are not favorable to us. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.

We are subject to a number of risks associated with managing our international network of collaborations.

We have an international network of collaborations that include 47 business partners worldwide as of December 31, 2011, including 16 in Europe, 11 in China and Taiwan eight in the Americas, eight in India and four in the Middle East. As part of our business strategy, we intend to continue to expand our international network of collaborations involving API sourcing, product development, finished product manufacturing and product licensing. We expect that a significant percentage of these new collaborations will be with business partners located outside the U.S. Managing our existing and future international network of collaborations could impose substantial burdens on our resources, divert management’s attention from other areas of our business and otherwise harm our business. In addition, our international network of collaborations subjects us to certain risks, including:

•	legal uncertainties regarding, and timing delays associated with, tariffs, export licenses and other trade barriers;

•	increased difficulty in operating across differing legal regimes, including resolving legal disputes that may arise between us and our business partners;

•	difficulty in staffing and effectively monitoring our business partners’ facilities and operations across multiple geographic regions;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•	unfavorable tax or trade restrictions or currency calculations;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	changes in diplomatic and trade relationships.

Any of these or other factors could adversely affect our ability to effectively manage our international network of collaborations and our operating results.

We may never realize the expected benefits from our investment in our joint venture in China.

Our KSCP joint venture in China, represents a significant investment by us. Through December 31, 2011, we have invested an aggregate of approximately $25.6 million in our KSCP joint venture. Our KSCP joint venture was established to construct and operate a FDA approvable, cGMP, sterile manufacturing facility in Chengdu, China that will provide us with access to dedicated manufacturing capacity that utilizes state-of-the-art full isolator technology for aseptic filling. Through this facility, KSCP is expected to manufacture finished products for us on an exclusive basis for sale in the U.S. and other attractive markets and for third parties on a contract basis for sale in other markets. Our KSCP joint venture may also directly access the Chinese domestic market. Site validation and development activities were undertaken and the first filings were submitted to the FDA from this facility in 2011, and we believe the facility may undergo FDA inspection as early as 2012. We share managerial control of our KSCP joint venture on an equal basis with our joint venture partner, CKT.

We may never, however, realize the expected benefits of our KSCP joint venture due to, among other things:

•

the facility may never become commercially viable for a variety of reasons in and/or beyond our control. For example, the KSCP financial statements included a “going concern” opinion at December 31, 2011;

•

we may become involved in disputes with our joint venture partner regarding development or operations, such as how to best deploy assets or which products to produce, and such disagreement could disrupt or halt the operations of the facility;

•	the facility may never receive appropriate FDA or other regulatory approvals to manufacture any products or such approvals may be delayed;

•

general political and economic uncertainty could impact development or operations at the facility, including multiple regulatory requirements that are subject to change, any future implementation of trade protection measures and import or export licensing requirements between the U.S. and China, labor regulations or work stoppages at the facility, fluctuations in the foreign currency exchange rates, and complying with U.S. regulations that apply to international operations, including trade laws and the U.S. Foreign Corrupt Practices Act; and

•	operations at the facility may be disrupted for any reason, including natural disaster, related events or other environmental factors.

Any of these or any other action that results in the joint venture being unable to develop and operate the facility as anticipated could adversely affect our financial condition or our ability to otherwise realize any return on our investment in such joint venture.

We rely on a single vendor to manage our order to cash cycle and manage our distribution activities

Our customer service, order processing, invoicing, cash application, chargeback and rebate processing and distribution and logistics activities are managed by DDN. DDN’s Business Process Outsourcing (“BPO”) solution to life science companies connects finance, information systems, commercialization, supply chain, drug safety and sales support processes. If we were to lose the availability of DDN’s services due to fire, natural disaster or other disruption, such loss could have a material adverse effect on our operations. Although multiple providers of such services exist, there can be no assurance that we could secure another source to handle these transactions to our specification in the event of a disruption of services at either their Memphis, Tennessee logistics center or Milwaukee, Wisconsin order to cash cycle processing center.

Our revenue growth may not continue at historical rates, we may never achieve our business strategy of optimizing our gross and operating margins and our business may suffer as a result of our limited operating history and lack of public company operating experience.

Since our inception in 2006, we have experienced rapid growth in our net revenue. Although we expect our revenue to continue to grow over the long term due to both continued commercial success with our existing products and the launch of new products, we cannot provide any assurances that our revenue growth will continue at historical rates, if at all. In addition, as part of our business strategy we intend to seek to optimize our gross and operating margins by improving the commercial terms of our supply arrangements and to gain access to additional, more favorable API, product development and manufacturing capabilities. We may, however, encounter unforeseen difficulties in improving the commercial terms of our current supply arrangements or in gaining access to additional arrangements and, as a result, cannot provide any assurances that we will be successful in optimizing our margins. Finally, we have a limited operating history at our current scale of operations, and as a public company. Our limited operating history and public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy and grow our business, either as a result of our inability to manage our current size, effectively manage the business in a public company environment or manage our future growth or for any other reason, our business, prospects, financial condition and results of operations may be harmed.

Currency exchange rate fluctuations may have an adverse effect on our business.

We generally incur sales and pay our expenses in U.S. dollars. Substantially all of our business partners that supply us with API, product development services and finished product manufacturing as well as our KSCP joint venture are located in a foreign jurisdiction, such as India, China, Romania and Brazil, and we believe they generally incur their respective operating expenses in local currencies. As a result, these business partners may be exposed to currency rate fluctuations and experience an effective increase in their operating expenses in the event their local currency appreciates against the U.S. dollar. In this event, such business partners may elect to stop providing us with these services or attempt to pass these increased costs back to us through increased prices for product development services, API sourcing or finished products that they supply to us, any of which could have an adverse effect on our business.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal control policies mandate compliance with these laws. Many of our business partners who supply us with product development services, API sourcing and finished product manufacturing are located in parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our compliance program, we cannot assure you that our internal control policies and procedures always will protect us from reckless or negligent acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation.

We may seek to engage in strategic transactions that could have a variety of negative consequences, and we may not realize the benefits of such transactions.

From time to time, we may seek to engage in strategic transactions with third parties, such as strategic partnerships, joint ventures, restructurings, divestitures, acquisitions and other investments. Any such transaction may require us to incur non-recurring and other charges, increase our near and long-term expenditures, pose significant integration challenges, require additional expertise and disrupt our management and business, which could harm our business, financial position and results of operations. We may face significant competition in seeking appropriate strategic partners and transactions, and the negotiation process for any strategic transaction can be time-consuming and complex. There is no assurance that, following the consummation of a strategic transaction, we will achieve the revenues or specific net income that justifies the transaction.

Our inability to protect our intellectual property in the U.S. and foreign countries could limit our ability to manufacture or sell our products.

As a specialty and generic pharmaceutical company, we have limited intellectual property surrounding our generic injectable products. However, we are developing specialized devices, systems and branding strategies that we will seek to protect through trade secrets, unpatented proprietary know-how, continuing technological innovation, and traditional intellectual property protection through trademarks, copyrights and patents to preserve our competitive position. In addition, we seek copyright protection of our packaging and labels. Despite these measures, we may not be able to prevent third parties from using our intellectual property, copying aspects of our products and packaging, or obtaining and using information that we regard as proprietary.

Investment funds managed by Vivo Ventures, LLC own a substantial percentage of our common stock, which may prevent other investors from influencing significant corporate decisions.

Investment funds managed by Vivo Ventures, LLC (“Vivo Ventures”) beneficially own approximately 8,961,452 shares, or 32.1% of our outstanding Common Stock as of December 31, 2011. As a result, Vivo Ventures will, for the foreseeable future, have significant influence over all matters requiring stockholder approval, including election of directors, adoption or amendments to equity-based incentive plans, amendments to our certificate of incorporation and certain mergers, acquisitions and other change-of-control transactions. Vivo Ventures’ ownership of a large amount of our voting power may have an adverse effect on the price of our Common Stock. The interests of Vivo Ventures may not be consistent with your interests as a stockholder.

Our ability to use net operating and certain built-in losses to reduce future income tax obligations may be subject to limitation under the Internal Revenue Code as a result of past and future transactions.

Sections 382 and 383 of the Internal Revenue Code of 1986 contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss, tax credit carryforwards, and certain built-in losses recognized in the years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders who directly or indirectly own 5% or more of the stock of a company, which may be triggered by a new issuance of stock by the company. Generally, if such a 50% ownership change occurs, the yearly limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses against taxable income is equal to the product of the applicable long term tax exempt rate (currently around 4%) and the aggregate value of the company’s stock immediately before the ownership change.

In conjunction with our initial public offering, we underwent an ownership change as defined by Section 382 of the Internal Revenue Code. We believe that all of our operating loss carryforwards will be utilizable prior to their expiry. It is possible that future transactions (including issuances of new shares of our common stock and sales of shares of our common stock) will cause us to undergo one or more ownership changes. In that event, we generally would not be able to use our pre-change loss or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383, and those attributes already subject to limitations (as a result of our prior ownership changes) may be subject to more stringent limitations. Our deferred tax asset currently reflects a full valuation allowance against our net operating loss and other tax credit carryforwards, however, and so an ownership change would not result in a reduction of our deferred tax asset or a change to our results of operations (unless this valuation allowance is reversed, in whole or in part, prior to such ownership change).

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of December 31, 2011, we conducted all of our operations through an aggregate of approximately 23,500 square feet of office space in our headquarters in Schaumburg, Illinois under a lease that expires on December 31, 2016. We believe that our current facility is adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Our KSCP joint venture has completed construction of a manufacturing facility in Chengdu, China. Site validation and development activities were undertaken and the first filings were submitted to the FDA from this facility in 2011, and we believe the facility may undergo FDA inspection as early as 2012. This facility occupies approximately 300,000 square feet. We do not currently have plans to purchase or lease additional facilities for manufacturing, packaging or warehousing, as such services are generally provided to us by our business partners and other third-party vendors.

Item 3. Legal Proceedings.

We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims may include assertions that our products infringe existing patents and claims that the use of our products has caused personal injuries. We intend to defend vigorously any such litigation that may arise under all defenses that would be available to us. At this time, there are no proceedings of which management is aware that are likely to have a material adverse effect on the consolidated financial position or results of operations.

In January 2011, Infusive Technologies, LLC (“Infusive”) filed a complaint against us in the United States District Court of Utah, Central Division, alleging that we had breached the terms of an acquisition agreement entered into in September 2008, by failing to use reasonable commercial efforts to develop and commercialize products derived from certain patents and other intellectual property previously acquired by us from Infusive, thereby avoiding a $1.25 million contingent payment under the agreement. The complaint seeks compensatory damages of at least $15.0 million, plus interest. Originally the complaint included claims for punitive damages of at least $50.0 million, but these claims were eliminated when Infusive filed an amended complaint following our filing of a motion to dismiss. Following an offer of judgment which we filed in late November 2011, we settled the complaint for $0.625 million in December 2011. We have included this amount within selling, general and administrative expense in our consolidated statements of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is listed on the NASDAQ Global Market and trades under the symbol “SGNT”. At February 29, 2012, there were approximately 1,192 holders of record of our Common Stock.

The high and low market price for our Common Stock during each of the quarterly periods during 2011 and 2010 is included below:

	2011 Quarters
	First		Second		Third		Fourth
Market price(1)
High	N/A	[1]	$29.23		$28.82		$26.74
Low	N/A	[1]	$17.98		$13.50		$18.95

	2010 Quarters
	First		Second		Third		Fourth
Market price(1)
High	N/A	[1]	N/A	[1]	N/A	[1]	N/A	[1]
Low	N/A	[1]	N/A	[1]	N/A	[1]	N/A	[1]

(1)	We began trading on the NASDAQ Global Market on April 20, 2011, following our initial public offering.

Since our inception, we have not paid a dividend on our Common Stock, and have no intention to do so in the near future.

Issuer Purchases of Equity Securities during the Quarter ended December 31, 2011

There are currently no share repurchase programs authorized by our Board of Directors. The following table provides information with respect to purchases we made of our common stock during the fourth quarter in 2011.

	Total Number of Shares Purchased		Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program
October 1 – 31, 2011	—		$—	—	—
November 1 – 30, 2011	476	(1)	$21.76	—	—
December 1 – 31, 2011	—		$—	—	—

Total	476			—

(1)	Represents 476 shares of common stock tendered or withheld to cover the exercise price of stock options and payroll tax withholdings related to the vesting of restricted and deferred stock.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

The following table sets forth selected financial data as of and for the periods indicated. The selected financial data set forth below has been derived from our consolidated financial statements as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, which have been audited by our independent registered public accounting firm. The data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands of dollars, except per share data)
Statement of Operations Data:
Net revenues	$152,405	$74,056	$29,222	$12,006	$104
Cost of sales	133,636	65,013	28,785	11,933	65

Gross profit	$18,769	$9,043	$437	$73	$39
Gross margin	12.3%	12.2%	1.5%	0.6%	12.4%

Operating expenses
Product development	12,763	11,223	12,404	14,944	2,540
Selling, general and administrative	25,148	18,931	16,677	15,024	10,603
Equity in net loss of unconsolidated joint venture	2,531	1,476	1,491	1,087	698

Total operating expenses	40,442	31,630	30,572	31,055	13,841

Net loss	$(26,422)	$(24,495)	$(30,536)	$(30,455)	$(13,208)

Loss per share – basic	$(1.31)	$(12.53)	$(17.16)	$(19.75)	$(9.80)
Loss per share – diluted	$(1.31)	$(12.53)	$(17.16)	$(19.75)	$(9.80)

Weighted-average shares – basic	20,105	1,955	1,783	1,539	1,352
Weighted-average shares – diluted	20,105	1,955	1,783	1,539	1,352

Balance Sheet Data:
Cash and cash equivalents	$52,326	$34,684	$8,139	$25,788	$33,307
Short-term investments	73,761	—	—	—	—
Working capital	116,704	32,775	16,161	19,675	29,155
Total assets	230,508	118,589	65,096	51,040	43,650
Total debt	37,140	20,726	4,518	—	—
Preferred stock	—	157,774	113,000	83,000	53,000
Total stockholder’s equity (deficit)	141,669	(96,809)	(74,771)	(44,910)	(14,866)

Note that fiscal 2011 includes costs primarily related to the writedown of excess inventory for the U.S. dialysis market of $4,283, or $0.21 per diluted share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in Item 8 under the heading “Financial Statements and Supplementary Data”. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.”

Overview

We are a specialty pharmaceutical company that develops and sources products that we sell primarily in the U.S. through our highly experienced sales and marketing team. With a primary focus on generic injectable pharmaceuticals, we currently offer our customers a broad range of products across anti-infective, oncolytic and critical care indications in a variety of presentations, including single- and multi-dose vials, pre-filled ready-to-use syringes and premix bags, and we generally seek to develop injectable products where the form or packaging of the product can be enhanced to improve delivery, product safety or end-user convenience. Our management team includes industry veterans who have previously served critical functions at other injectable pharmaceutical companies and key customers and have long-standing relationships with customers, regulatory agencies, and suppliers. We have rapidly established a large and diverse product portfolio and product pipeline as a result of our innovative business model, which combines an extensive network of collaborations with API suppliers and finished product developers and manufacturers in Asia, Europe, the Middle East and the Americas with our proven and experienced U.S.-based regulatory, quality assurance, business development, project management, and sales and marketing teams.

We have developed an extensive international network of collaborations involving API sourcing, product development, finished product manufacturing and product licensing. As of December 31, 2011, our network provided us access to over 90 worldwide manufacturing and development facilities, including several dedicated facilities used to manufacture specific complex APIs and finished products. We currently have two collaborations structured as joint ventures. Our Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd. (“KSCP”) joint venture with CKT was established to construct and operate an innovative, sterile manufacturing facility in Chengdu, China that is designed to comply with FDA regulations, including cGMP. Our 50/50 joint venture known as Sagent Strides LLC (“Sagent Strides”) with a subsidiary of Strides Arcolab Limited (“Strides”), an Indian manufacturer of finished pharmaceutical products, was established to sell into the U.S. market a wide variety of generic injectable products manufactured by Strides.

We are developing an extensive injectable product portfolio encompassing multiple presentations of a broad range of products across anti-infective, oncolytic and critical care indications. Our product portfolio has grown to a total of 33 products that we offer in an aggregate of 87 presentations as of December 31, 2011.

We maintain an active product development program. Our new product pipeline can generally be classified into two categories: (i) new products for which we have submitted or acquired ANDAs that are filed and under review by the FDA; and (ii) new products for which we have begun initial development activities such as sourcing of API and finished products and preparing the necessary ANDAs. As of December 31, 2011, our new product pipeline included 36 products represented by 63 ANDAs that we had filed, or licensed rights to, that were under review by the FDA, and six products represented by 13 ANDAs that have been recently approved and are pending commercial launch. Our 63 ANDAs under review by the FDA as of December 31, 2011 have been on file for an average of approximately 27 months, with eight of them being on file for less than 12 months, 15 of them being on file for between 12 and 24 months and 40 of them being on file for longer than 24 months. We expect to launch substantially all of these new products by the end of 2013. We also had approximately 29 additional products under initial development as of December 31, 2011. Our product development activities also include expanding our product portfolio by adding new products through in-licensing and similar arrangements with foreign manufacturers and domestic virtual pharmaceutical development companies that seek to utilize our U.S. sales and marketing expertise.

The specific timing of our new product launches is subject to a variety of factors, some of which are beyond our control, including the timing of FDA approval for ANDAs currently under review or that we file with respect to new products. The timing of these and other new product launches will have a significant impact on our results of operations.

The following table provides a summary of certain aspects of our product development efforts for the periods presented:

	For the year ended December 31,
	2011	2010	2009
Products launched during the period	12	8	6
ANDAs submitted or licensed during the period	17	21	42
ANDAs under FDA review at end of period	63	68	63

The table below sets forth our new products represented by ANDAs that are under review by the FDA or recently approved and under initial development as of December 31, 2011 by product category:

	Number of Products
Product category	Under FDA review	Initial development
Anti-infective	8	4
Oncology	5	11
Critical care	23	14

	36	29

Product Competition and Development Costs

Within the U.S. generic pharmaceutical industry, the level of market share, revenue and gross profit attributable to a particular generic product is significantly influenced by the number of competitors in that product’s market and the timing of our product’s regulatory approval and launch in relation to competing approvals and launches. In order to establish market presence, we initially selected products for development based in large part on our ability to rapidly secure API sourcing, finished product manufacturing and regulatory approvals despite such products facing significant competition from existing generic products at their time of launch. As a result, our gross margins associated with such products have been adversely impacted by such competitive conditions. More recently, we have focused on developing value-added differentiated products where we can compete on many factors in addition to price. Specifically, we have targeted injectable products where the form or packaging of the product can be enhanced to improve delivery, patient safety or end-user convenience and where generic competition is likely to be limited by product manufacturing complexity or lack of API supply. In addition, we may challenge proprietary product patents to seek first-to-market rights.

Similarly, our initial focus in establishing our international network of collaborations was to rapidly secure the necessary API sourcing and finished product manufacturing for us to establish our market presence. As a result, we believe we have the opportunity to optimize our product margins by continuing to improve the commercial terms of our supply arrangements and to gain access to additional, more favorable API, product development and manufacturing capabilities. For example, we believe our KSCP joint venture will be able to supply us with high-quality finished products at an attractive cost of goods once this facility is fully operational.

The development of generic injectable products is characterized by significant up-front costs, including costs associated with product development activities, sourcing API and manufacturing capability, obtaining regulatory approvals, building inventory and sales and marketing. As a result, we have made, and we expect to continue to make, substantial investments in product development. Product development expenses for the years ended December 31, 2011, 2010 and 2009 totaled approximately $12.8 million, $11.2 million and $12.4 million respectively. In addition, we expect that our overall level of product development activity in any specific period may vary significantly based upon our business strategy to continue to identify and source new product opportunities, for example, we have committed $10.0 million of our IPO proceeds to additional development activities, the majority of which we anticipate spending during 2012.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The most significant estimates in our consolidated financial statements are discussed below. Actual results could vary from those estimates.

Revenue Recognition

We recognize revenue when our obligations to a customer are fulfilled relative to a specific product and all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) delivery has occurred. Delivery is deemed to have occurred upon customer receipt of product, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. Net sales reflect reductions of gross sales for estimated wholesaler chargebacks, estimated contractual allowances, and estimated early payment discounts. We provide for estimated returns at the time of sale based on historic product return experience.

In the case of new products for which the product introduction is not an extension of an existing line of product, where we determine that there are not products in a similar therapeutic category, or where we determine the new product has dissimilar characteristics with existing products, such that we cannot reliably estimate expected returns of the new product, we defer recognition of revenue until the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns. Subsequent adjustments to our prior year provisions and reserve requirements for chargebacks, allowances, discounts and returns have been less than 1% of total consolidated net revenue on an annual basis in each of the three fiscal years ended December 31, 2011.

Shipping and handling fees billed to customers are recognized in net revenues. Other shipping and handling costs are included in cost of goods sold.

Revenue Recognition – Chargebacks

The majority of our products are distributed through independent pharmaceutical wholesalers. In accordance with industry practice, sales to wholesalers are initially transacted at wholesale list price. The wholesalers then generally sell to an end user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously contractually established between the end user and Sagent.

When we initially record a sale to a wholesaler, the sale and resulting receivable are recorded at our list price. However, experience indicates that most of these selling prices will eventually be reduced to a lower, end-user contract price. Therefore, at the time of the sale, a contra asset is recorded for, and revenue is reduced by, the difference between the list price and the estimated average end-user contract price. This contra asset is calculated by product code, taking the expected number of outstanding wholesale units sold that will ultimately be sold under end-user contracts multiplied by the anticipated, weighted-average contract price. When the wholesaler ultimately sells the product, the wholesaler charges us, or issues a chargeback, for the difference between the list price and the end-user contract price and such chargeback is offset against the initial estimated contra asset.

The significant estimates inherent in the initial chargeback provision relate to wholesale units pending chargeback and to the end-user contract-selling price. We base the estimate for these factors on internal, product-specific sales and chargeback processing experience, estimated wholesaler inventory stocking levels, current contract pricing and expectations for future contract pricing changes. Our chargeback provision is potentially impacted by a number of market conditions, including: competitive pricing, competitive products, and other changes impacting demand in both the distribution channel and end users.

We rely on internal data, external data from our wholesaler customers and management estimates to estimate the amount of inventory in the channel subject to future chargeback. The amount of product in the channel is comprised of both product at the wholesaler and product that the wholesaler has sold, but not yet reported as end-user sales. We changed the estimation of our chargeback liability in 2011, based on an improved process to analyze estimated inventory in the wholesaler channel. Physical inventory in the channel is estimated by the evaluation of our monthly sales to the wholesalers and our knowledge of inventory levels and estimated inventory turnover at these wholesalers.

Our total chargeback accrual was $28.9 million and $13.5 million at December 31, 2011 and 2010, respectively, and is included within accounts receivable. A 1% decrease in estimated end-user contract-selling prices would reduce net revenue for the year ended December 31, 2011, by $0.2 million and a 1% increase in wholesale units pending chargeback for the year ended December 31, 2011, would reduce net revenue by $0.2 million.

Revenue Recognition – Cash Discounts

We offer cash discounts, approximating 2% of the gross sales price, as an incentive for prompt payment and occasionally offer greater discounts and extended payment terms in support of product launches or other promotional programs. Our wholesale customers typically pay within terms, and we account for cash discounts by reducing net sales and accounts receivable by the full amount of the discount offered at the time of sale. We consider payment performance and adjust the accrual to reflect actual experience.

Revenue Recognition – Sales Returns

Consistent with industry practice, our return policy permits customers to return products within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors. We provide specifically for known outstanding returns and credits. The effect of any changes in estimated returns is taken in the current period’s income.

For returns of established products, we determine our estimate of the sales return accrual primarily based on historical experience, but also consider other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, and introductions of competitive new products.

Revenue Recognition – Contractual Allowances

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs, and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to five months from date of sale. We provide a provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Contractual allowances are reflected in the consolidated financial statements as a reduction of revenues and as a current accrued liability.

Inventories

Inventories, substantially all of which are finished goods, are stated at the lower of cost (first in, first out) or market value. Inventories consist of products currently approved for marketing and may include certain products pending regulatory approval. From time to time, we capitalize inventory costs associated with products prior to receiving regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates management’s knowledge and best judgment of where the product is in the regulatory review process, market conditions, competing products and economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. If final regulatory approval for such products is denied or delayed, we may need to provide for and expense such inventory. We had capitalized $0.3 million of inventory, related to one product, pending regulatory approval at December 31, 2011 and 2010. This product was approved in February 2012.

We establish reserves for our inventory to reflect situations in which the cost of the inventory is not expected to be recovered. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current expected market conditions, including level of competition. We record provisions for inventory to cost of goods sold. In 2011, we recorded an incremental $4.3 million inventory reserve, primarily related to the writedown of excess inventory for the U.S. dialysis market.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the financial statements in the period that includes the legislative enactment date.

In assessing the potential for realization of deferred tax assets and establishing valuation allowances, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We also consider the scheduled reversal of deferred tax liabilities, projected future taxable income or losses, and tax planning strategies in making this assessment. Based upon our history of tax losses we do not believe realization of these tax assets is more likely than not. As a result, full valuation allowances for the deferred tax assets were established.

Furthermore, even if we generate taxable income in future years, our ability to use our deferred tax assets, such as our net operating losses, to reduce future federal income tax liability may be limited as a result of previous or future changes in equity ownership of our company.

Stock-Based Compensation

We recognize compensation cost for all share-based payments (including employee stock options) at fair value. We use the straight-line attribution method to recognize share-based compensation expense over the vesting period of the award.

We measure and recognize stock based compensation expense for performance based options if the performance measures are considered probable of being achieved. We evaluate the probability of the achievement of the performance measures at each balance sheet date. If it is not probable that the performance measures will be achieved, any previously recognized compensation cost would be reversed.

We estimate the value of stock options on the date of grant using a Black-Scholes option pricing model that incorporates various assumptions. The risk-free rate of interest for the average contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is zero as we have not paid nor do we anticipate paying any dividends. For service-based awards, we use the “simplified method” described in SEC Staff Accounting Bulletin Topic 14 where the expected term of awards granted is based on the midpoint between the vesting date and the end of the contractual term, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. For performance-based awards, we determine the expected term based on the anticipated achievement and exercise pattern of the underlying options. Our expected volatility is based on the historical volatility of similar companies’ stock. The weighted-average estimated values of employee stock option grants and rights granted under our employee stock purchase plan as well as the weighted-average assumptions that were used in calculating such values during the last three years were based on estimates at the date of grant as follows:

	Risk free interest rate	Expected life	Expected dividend yield	Expected volatility	Fair value at grant date
2011	1.47%	6 years	0%	61%	$11.15
2010	1.60%	6 years	0%	65%	7.21
2009	2.40%	6 years	0%	63%	2.51

We have also granted performance based stock options with terms that allow the recipient to vest in a specific number of shares based upon the achievement of certain performance measures, as specified in the grants. Share-based compensation expense associated with these stock options is recognized over the requisite service period of the awards or the implied service period, if shorter.

While the assumptions used to calculate and account for share-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to our underlying assumptions and estimates, our share-based compensation expense could vary significantly from period-to-period.

Valuation and Impairment of Marketable Securities

Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of investments are included in accumulated other comprehensive income, net of tax, as reported in our balance sheets. Changes in the fair value of investments impact our net income (loss) only when such investments are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We regularly review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of an investment is less than its cost, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. Our assessment on whether an investment is other-than-temporarily impaired or not, could change in the future due to new developments or changes in assumptions related to any particular investment.

Product Development

Product development costs are expensed as incurred. These expenses include the costs of our internal product development efforts, acquired in-process product development, as well as product development costs incurred in connection with our third-party collaboration efforts. Our third-party development collaborations typically provide for achievement-based milestones to be paid by us throughout the product development process, typically upon: (i) signing of the development agreement; (ii) manufacture of the submission batches used in conjunction with the filing of an ANDA with the FDA; (iii) filing of an ANDA with the FDA; and (iv) FDA approval. In addition, depending upon the nature of the product and the terms of our collaboration, we may also provide or pay for API and samples of the reference-listed drug.

Preapproval milestone payments made under contract product development arrangements or product licensing arrangements prior to regulatory approval are expensed as a component of product development when the related milestone is achieved. Once the product receives regulatory approval, we record any subsequent milestone payments as an intangible asset to be amortized on a straight-line basis as a component of cost of goods sold over the related license period or the estimated life of the acquired product, which ranges from three years to seven years with a weighted-average of four years prior to the next renewal or extension as of December 31, 2011. We make the determination whether to capitalize or expense amounts related to the development of new products and technologies through agreements with third parties based on our ability to recover its cost in a reasonable period of time from the estimated future cash flows anticipated to be generated pursuant to each agreement. Market, regulatory and legal factors, among other things, may affect the ability to realize projected cash flows that an agreement was initially expected to generate. We regularly monitor these factors and subject capitalized costs to periodic impairment testing.

Intangible Assets

Certain amounts paid to third parties related to the development of new products and technologies, as described above, are capitalized and included in intangible assets in the accompanying consolidated balance sheets.

Recently Adopted Accounting Standards

In June 2011, new guidance was issued regarding the presentation of comprehensive income, which was partially deferred in December 2011. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of operations and other comprehensive income or separate but consecutive statements of operations and other comprehensive income. We have adopted this guidance as of December 31, 2011. Adoption of this standard did not have a material impact on our consolidated financial statements.

New Accounting Guidance

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

Non-GAAP Financial Measures

We report our financial results in accordance with accounting principles generally accepted in the United States (“GAAP”).

Adjusted gross profit

We use the non-GAAP financial measure “adjusted gross profit” and corresponding growth ratios. The difference between “adjusted gross profit” and “gross profit,” which is the most directly comparable GAAP financial measure, is that adjusted gross profit excludes costs primarily related to the writedown of excess inventory for the U.S. dialysis market. We believe that adjusted gross profit is relevant and useful supplemental information for our investors. Our management believes that the presentation of this non-GAAP financial measure, when considered together with our GAAP financial measures and the reconciliation to the corresponding GAAP financial measures, provides you with a more complete understanding of the factors and trends affecting Sagent than could be obtained absent these disclosures. Management uses adjusted gross profit and corresponding ratios, including adjusted gross margin, to make operating and strategic decisions and evaluate our performance. We have disclosed this measure so that you have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that adjusted gross profit better reflects the underlying gross profit on a going-forward basis and provides improved comparability of results because it excludes costs related to a market we are substantially exiting from gross profit. The limitation of this measure is that it excludes items that have an impact on gross profit. The best way that this limitation can be addressed is by using adjusted gross profit in combination with our GAAP reported gross profit. Because adjusted gross profit calculations may vary among other companies, the adjusted gross profit figures presented in the Consolidated Results of Operations section may not be comparable to similarly titled measures used by other companies. Our use of adjusted gross profit is not meant to be considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the following tables reconciling adjusted gross profit to GAAP reported gross profit.

				Gross profit as % of net revenues
	2011	2010	$ Change	2011	2010
Adjusted gross profit	$23,052	$9,043	$14,009	15.1%	12.2%
Impact of inventory writedowns	4,283	—	(4,283)	(2.8%)	—

Reported gross profit	$18,769	$9,043	$9,727	12.3%	12.2%

Results of Operations

The following compares our consolidated results of operations for the year ended December 31, 2011 with those of the year ended December 31, 2010 (in thousands, except per share amounts):

	Year ended December 31,
	2011	2010	$ change	% change
Net revenue	$152,405	$74,056	$78,349	106%
Cost of sales	133,636	65,013	68,623	106%

Gross profit	18,769	9,043	9,726	108%
Gross profit as % of net revenues	12.3%	12.2%

Operating expenses:
Product development	12,763	11,223	1,540	14%
Selling, general and administrative	25,148	18,931	6,217	33%
Equity in net loss of joint ventures	2,531	1,476	1,055	71%

Total operating expenses	40,442	31,630	8,812	28%

Loss from operations	(21,673)	(22,587)	914	4%
Interest income and other	284	34	250	735%
Interest expense	(4,195)	(1,129)	(3,066)	(272)%
Change in fair value of preferred stock warrants	(838)	(813)	(25)	(3)%

Loss before income taxes	(26,422)	(24,495)	(1,927)	(8)%
Provision for income taxes	—	—	—	—

Net loss	$(26,422)	$(24,495)	$(1,927)	(8)%

Net loss per common share:
Basic	$(1.31)	$(12.53)	$11.22	90%
Diluted	$(1.31)	$(12.53)	$11.22	90%

Net revenue: Net revenue for the year ended December 31, 2011 totaled $152.4 million, an increase of $78.3 million, or 106%, as compared to $74.1 million for the year ended December 31, 2010. The launch of 33 new codes or presentations of 12 products during 2011, including levofloxacin, which was introduced in July, partially offset by the impact of wholesaler list price increases, contributed $42.0 million of the net revenue increase in 2011. Net revenues for products launched before December 31, 2010 increased by $36.4 million, or 49%, to $110.5 million during 2011, due to the impact of annualizing sales, increased unit volumes and changes in the estimation of our outstanding chargeback liability, partially offset by lower pricing, especially on our heparin products.

Contributing to revenue growth for the year ended December 31, 2011 was a year-end promotional program offering wholesalers a 5% discount for selected products purchased during December 2011.

Cost of sales: Cost of goods sold for the year ended December 31, 2011 totaled $133.6 million, an increase of $68.6 million, or 106%, as compared to $65.0 million for the year ended December 31, 2010. Gross profit as a percentage of net revenue was 12.3% for the year ended December 31, 2011. Adjusted gross profit, which excludes certain costs primarily associated with the exit of the dialysis market for one of our products, was $23.1 million, or 15.1% as a percentage of net revenue, for the year ended December 31, 2011. Refer to the “Non-GAAP Financial Measures” section preceding this Results of Operations discussion for further information on adjusted gross profit. Gross profit and adjusted gross profit as a percentage of net revenue for the year ended December 31, 2010 was 12.2%. The increase in adjusted gross profit as a percentage of net revenue was driven primarily by our introduction of new, higher margin products, principally levofloxacin, gemcitabine and topotecan, partially offset by the impact of lower pricing, especially on our heparin products.

Product development: Product development expense for the year ended December 31, 2011 totaled $12.8 million, an increase of $1.5 million, or 14%, as compared to $11.2 million for the year ended December 31, 2010. The increase in product development expense was primarily due to the timing of milestone payments and FDA filing fees for our development programs.

As of December 31, 2011, our new product pipeline included 36 products represented by 63 ANDAs which we had filed, or licensed rights to, that were under review by the FDA and six products represented by 13 ANDAs that have been recently approved and were pending commercial launch. We expect to launch substantially all of these remaining new products by the end of 2013. We also had an additional 29 products represented by 36 ANDAs under initial development at December 31, 2011.

Selling, general and administrative: Selling, general and administrative expenses for the year ended December 31, 2011, totaled $25.1 million, an increase of $6.2 million, or 33%, as compared to $18.9 million for the year ended December 31, 2010. The increase in selling, general and administrative expense was primarily due to increases in headcount and corporate infrastructure to support revenue growth and manage the requirements of operating as a public company. Selling, general and administrative expense as a percentage of net revenue was 17% and 26% for the year ended December 31, 2011 and 2010, respectively; the reduction reflects the benefit of significant sales growth across our established sales and administrative organization.

Equity in net loss of joint ventures: Equity in net loss of joint ventures for the year ended December 31, 2011 totaled $2.5 million, an increase of $1.1 million, or 71%, as compared to $1.5 million for the year ended December 31, 2010. The increase was primarily due to additional development activities of our KSCP joint venture, as the manufacturing facility continued validation and development activities in advance of the initial submission from the facility, which occurred during the third quarter, partially offset by increased income generated by the Sagent Strides joint venture. Included in this amount is $2.1 million and $0.4 million, respectively, of earnings directly related to the sale of product through our joint venture with Strides.

Interest expense: Interest expense for the year ended December 31, 2011 totaled $4.2 million, an increase of $3.1 million, or 272%, as compared to $1.1 million for the year ended December 31, 2010. The increase was principally due to higher average borrowings under our expanded senior secured revolving credit facility and borrowings under our new term loan credit facility during the year ended December 31, 2011 as compared to the year ended December 31, 2010. In February 2012, we retired our senior secured revolving credit facility and term loan credit facility, and replaced them with a new credit facility. Refer to Liquidity and Capital Resources – Silicon Valley Bank Revolving Credit Facility for further detail.

Provision for income taxes: We have generated tax losses since inception and as a result, we have recorded a full valuation allowance against our deferred tax assets. The exercise of the overallotment option as part of our initial public offering in April 2011 triggered an ownership change as defined by Section 382 of the US Internal Revenue Code. This change will limit the amount of our net operating loss carryforwards which we could utilize to offset future taxable income. As none of our current net operating loss carryforwards expire before 2027, we expect that despite the use limitations triggered by our IPO, we will have a reasonable opportunity to utilize all of these loss carryforwards before they expire, but such loss carryforwards will be usable only to the extent that we generate sufficient taxable income.

Net loss and net loss per common share: The net loss for the year ended December 31, 2011 was $26.4 million. The net loss for the year ended December 31, 2010 was $24.5 million. Net loss per common share decreased by $11.22, or 90%. The decrease in net loss per common share is due to the following factors:

Basic and diluted EPS for the year ended December 31, 2010	$(12.53)
Increase in common shares outstanding	12.21
Increase in net loss	(0.99)

Basic and diluted EPS for the year ended December 31, 2011	$(1.31)

The following compares our consolidated results of operations for the year ended December 31, 2010 with those of the year ended December 31, 2009 (in thousands, except per share amounts):

	Year ended December 31,
	2010	2009	$ change	% change
Net revenue	$74,056	$29,222	$44,834	153%
Cost of sales	65,013	28,785	36,228	126%

Gross profit	9,043	437	8,606	1,969%
Gross profit as % of net revenues	12.2%	1.5%

Operating expenses:
Product development	11,223	12,404	(1,181)	(10)%
Selling, general and administrative	18,931	16,677	2,254	14%
Equity in net loss of joint ventures	1,476	1,491	(15)	(1)%

Total operating expenses	31,630	30,572	1,058	3%

Loss from operations	(22,587)	(30,135)	7,548	(25)%
Interest income and other	34	66	(32)	(48)%
Interest expense	(1,129)	(467)	(662)	142%
Change in fair value of preferred stock warrants	(813)	—	(813)	100%

Loss before income taxes	(24,495)	(30,536)	6,041	(20)%
Provision for income taxes	—	—	—	0%

Net loss	$(24,495)	$(30,536)	$6,041	(20)%

Net loss per common share:
Basic	$(12.53)	$(17.16)	$4.63	27%
Diluted	$(12.53)	$(17.16)	$4.63	27%

Net revenue. Net revenue for the year ended December 31, 2010 totaled $74.1 million, an increase of $44.8 million, or 153%, as compared to $29.2 million in 2009. The launch of 25 codes or presentations of eight new products, including nine codes of heparin, and the launch of two additional codes for existing products, represented $24.7 million, or 55%, of the net revenue increase in 2010 as compared to 2009. During 2010, net revenue from products launched in 2009 totaled $13.8 million, an increase of $10.3 million, as compared to $3.5 million in 2009. The increase in net revenue from products launched in 2009 was due primarily to the inclusion of a full twelve-months net revenue for those products and increased market penetration. Net revenue in 2010 for products launched prior to 2009 totaled $35.6 million, an increase of $9.8 million, or 22%, as compared to $25.7 million in 2009, and represented 22% of the total net revenue increase for the period. This increase resulted from a 201% increase in unit volumes due to increased market penetration while average selling prices remained consistent with the prior year.

Cost of goods sold. Cost of goods sold for the year ended December 31, 2010 totaled $65.0 million, an increase of $36.2 million, or 126%, as compared to $28.8 million for 2009. Gross profit as a percentage of net revenue was 12.2% and 1.5% for the years ended December 31, 2010 and 2009, respectively. The increase in gross profit as a percentage of net revenue was primarily driven by our introduction of new, higher margin products, principally heparin and topotecan, which contributed to a higher overall gross margin.

Product development. Product development expense for the year ended December 31, 2010 totaled $11.2 million, a decrease of $1.2 million, or 10%, as compared to $12.4 million for 2009. The decrease in product development expense was mainly a result of the timing of third-party development activities as the number and the expected total cost of products under development did not change significantly period-over-period.

Selling, general and administrative. Selling, general and administrative expenses for the year ended December 31, 2010 totaled $18.9 million, an increase of $2.3 million, or 14%, as compared to $16.7 million for 2009. The dollar increase in selling, general and administrative expense was primarily due to an increase in headcount and related expenses and corporate infrastructure to support our anticipated growth and the write off of amounts due from a supplier under our profit sharing arrangement. The amount due from a supplier under our profit sharing agreement has been included in selling, general and administrative expense as it relates to amounts prepaid to the supplier under the agreement which will not be recouped following the termination of the agreement in mid-2010. Selling, general and administrative expense as a percentage of net revenues was 26% and 57% for the years ended December 31, 2010 and 2009, respectively; the reduction reflecting the benefit of increased net sales across our existing sales and marketing organization which had been established in anticipation of new product launches.

Equity in net loss of unconsolidated joint ventures. Equity in net loss of unconsolidated joint ventures for the year ended December 31, 2010 totaled $1.5 million, a decrease of less than $0.1 million, or 1%, as compared to $1.5 million for 2009. The decrease was primarily due to a decrease in product development expenses associated with our Sagent Strides joint venture, partially offset by an increase in start-up costs associated with our KSCP joint venture.

Interest income and other. Interest income and other for the years ended December 31, 2010 and 2009 totaled less than $0.1 million and $0.1 million, respectively.

Interest expense. Interest expense for the year ended December 31, 2010 totaled $1.1 million, an increase of $0.7 million, or 142%, as compared to $0.5 million for 2009. The increase was principally due to higher average borrowings during 2010 as compared to 2009 under our senior secured revolving credit facility.

Change in fair value of preferred stock warrants. Change in fair value of preferred stock warrants for the year ended December 31, 2010 was $0.8 million resulting from the change in the fair value from issuance on April 6, 2010 through December 31, 2010.

Provision for income taxes. We have generated tax losses since inception and as a result, we have recorded a full valuation allowance against our deferred tax assets.

Net loss and net loss per common share: The net loss for the year ended December 31, 2010 of $24.5 million decreased by $6.0 million, or 20%, from the $30.5 million net loss for the year ended December 31, 2009. Net loss per common share decreased by $4.63, or 27%. The decrease in net loss per common share is due to the following factors:

Basic and diluted EPS for the year ended December 31, 2009	$(17.16)
Decrease in net loss	3.42
Increase in common shares outstanding	1.21

Basic and diluted EPS for the year ended December 31, 2010	$(12.53)

Liquidity and Capital Resources

Funding Requirements

As of December 31, 2011, we have not generated any operating profit. Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, launching the 42 products that are represented by our 76 ANDAs that have been recently approved and are pending commercial launch or are pending approval by the FDA as of December 31, 2011, and successfully identifying and sourcing other new product opportunities.

Based on our existing business plan, we expect cash and cash equivalents and short-term investments, together with our available borrowings, will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months. However, we may require additional funds in the event we change our business plan, execute strategic initiatives, including acquisitions, or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment or the loss of key relationships with suppliers, group purchasing organizations or end-user customers.

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

Cash Flows

Overview

On December 31, 2011, cash and cash equivalents on hand totaled $52.3 million, working capital totaled $116.7 million and our current ratio (current assets to current liabilities) was approximately 2.4 to 1.0. We have made a net investment of $74.8 million of the proceeds from our IPO in other short-term investments, generally U.S. government or high quality investment grade corporate debt securities with a remaining term of two years or less.

Sources and Uses of Cash

Operating activities: Net cash used in operating activities was $20.4 million, $27.8 million and $42.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in the use of cash for operating activities in 2011 primarily relates to improved working capital management and reduced cash losses. The reduction in the use of cash for operating activities in 2010 primarily related to a reduction in our net loss of $6.0 million and improved working capital management.

Investing activities: Net cash used in investing activities was $79.6 million, $7.3 million and $9.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in cash used for investing activities in 2011 primarily relates to the net investment of $74.8 million of the proceeds from our April 2011 IPO in short-term available-for-sale securities. The reduction in cash used for investing activities in 2010 relates primarily to reduced funding requirements of our joint ventures, partially offset by increased payments to acquire product license and development rights.

Financing activities: Net cash provided by financing activities was $117.8 million, $61.7 million and $34.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in cash provided by financing activities in 2011 primarily relates to $101.6 million from the issuance of common shares, including $95.6 million from our initial public offering, and $15.0 million from our term loan credit facility, partially offset by $45.4 million of proceeds from the issuance of Class B preferred stock in 2010. The increase in cash provided by financing activities in 2010 relates to increased funding through the issuance of preferred stock and increased borrowings under our senior secured revolving credit facility.

Credit facilities

During 2011, we maintained two active credit facilities; a Senior Secured Revolving Credit Facility and a Term Loan Credit Facility, which we entered in March 2011. In February 2012, we repaid all of our outstanding borrowings and terminated each facility. We replaced these facilities with a new Revolving Credit Facility with Silicon Valley Bank. Refer below for a description of each of the facilities in place during 2011, as well as our new facility with Silicon Valley Bank.

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

The senior secured revolving credit facility contains various covenants, including a covenant to maintain minimum net invoiced revenue, and restrictions on the ability to incur additional indebtedness, create liens, make certain investments, pay dividends, sell assets, or enter into a merger or acquisition. With respect to dividends, our principal operating subsidiary, as the borrower under the senior secured credit facility, was prohibited, subject to certain limited exceptions, from declaring dividends or otherwise making any distributions, loans or advances to Sagent until Sagent became a borrower under the senior secured revolving credit facility. Sagent became a borrower under this agreement as part of a joinder and amendment to the senior secured revolving credit facility finalized on September 26, 2011. The joinder and amendment also eliminated the covenant to maintain minimum net invoiced revenue in periods where we report a specified level of cash and cash equivalents in our consolidated financial statements.

As of December 31, 2011, we had $24.9 million of outstanding borrowings under our senior secured revolving credit facility, which represented our maximum borrowing availability as of that date based on our borrowing base calculation. The interest rate on the senior secured revolving credit facility was 8.50% at December 31, 2011 and 2010. As of December 31, 2011, we were in compliance with all of the covenants under the senior secured revolving credit facility.

Term Loan Credit Facility

On March 8, 2011, our principal operating subsidiary entered into a $15.0 million term loan credit facility with Midcap Funding III, LLC, as agent and a lender, and the other financial institutions party thereto, as lenders. We borrowed the full amount of the facility at that time, and no further borrowings or re-borrowings are permitted. The term loan credit facility is coterminous with the senior secured revolving credit facility and expires June 16, 2013. Borrowings under the term loan facility may be used for general corporate purposes, including funding working capital. Loans outstanding under the term loan credit facility bear interest at LIBOR, plus a margin of 9.0%, subject to a 3.0% LIBOR floor. Equal monthly amortization payments in respect of the term loan are payable beginning September 1, 2011. The term loan credit facility is secured by a second lien on substantially all of our assets. At December 31, 2011, we had $12.3 million outstanding under our Term Loan Credit Facility.

The term loan credit facility contains various covenants substantially similar to the senior secured revolving credit facility, including a covenant to maintain minimum net invoiced revenue and restrictions on the borrower’s ability to incur additional indebtedness, create liens, make certain investments, pay dividends, sell assets, or enter into a merger or acquisition. With respect to dividends, our principal operating subsidiary, as the borrower under the term loan credit facility, was prohibited, subject to certain limited exceptions, including an exception to distribute $1.5 million to us to cover fees and expenses related to the IPO, from declaring dividends or otherwise making any distributions, loans or advances to us, until Sagent became a borrower under the term loan credit facility. Sagent became a borrower under this agreement as part of a joinder and amendment to the term loan credit facility finalized on September 26, 2011. The joinder and amendment also eliminated the covenant to maintain minimum net invoiced revenue in periods where we report a specified level of cash and cash equivalents in our consolidated financial statements.

Aggregate Contractual Obligations:

The following table summarizes our long-term contractual obligations and commitments as of December 31, 2011. The actual amount that may be required in the future to repay our senior secured revolving credit facility may be different, including as a result of additional borrowings under our senior secured revolving credit facility.

	Payments due by period
Contractual obligations (1)	Total	Less than one year	1-3 years	3-5 years	More than five years
Long-term debt obligations (2)	$37,509	$33,418	$4,091	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations (3)	1,488	280	586	622	—
Purchase obligations	—	—	—	—	—
Contingent milestone payments (4)	22,311	14,375	6,371	1,442	123
Joint venture funding requirements (5)	358	185	173	—	—

	$61,666	$48,258	$11,221	$2,064	$123

(1)	We had no material purchase commitments, individually or in the aggregate, under our manufacturing and supply agreements.
(2)

Includes amounts payable under our senior secured revolving credit facility based on interest rates calculated at the applicable borrowing rate as of December 31, 2011. As of December 31, 2011, we had approximately $24.9 million of outstanding borrowings under our senior secured revolving credit facility and $12.3 million payable under our term loan credit facility. In February 2012, we repaid in full our senior secured revolving credit facility and term loan credit facility, and replaced them with a revolving credit facility with Silicon Valley Bank.

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

Silicon Valley Bank Revolving Credit Facility

On February 13, 2012, we entered into a Loan and Security Agreement, with Silicon Valley Bank (the “SVB Agreement”), following the termination and repayment of our Senior Secured Revolving Credit Facility and Term Loan Credit Facility. The SVB Agreement provides for a $40.0 million asset based revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable and inventory and the satisfaction of conditions precedent specified in the SVB Agreement. The SVB Agreement matures on February 13, 2016, at which time all outstanding amounts will become due and payable. Borrowings under the SVB Agreement may be used for general corporate purposes, including funding working capital. Amounts drawn bear an interest rate equal to, at our option, either a Eurodollar rate plus 2.50% per annum or an alternative base rate plus 1.50% per annum. We also pay a commitment fee on undrawn amounts equal to 0.30% per annum. During the continuance of an event of default, at Silicon Valley Bank’s option, all obligations will bear interest at a rate per annum equal to 5.00% per annum above the otherwise applicable rate.

Loans under the SVB Agreement are secured by substantially all of our and our principal operating subsidiary’s assets, other than our equity interests in our joint ventures and certain other limited exceptions.

The SVB Agreement contains various customary affirmative and negative covenants. The negative covenants restrict our ability to, among other things, incur additional indebtedness, create or permit to exist liens, make certain investments, dividends and other payments in respect of capital stock, sell assets or otherwise dispose of our property, change our lines of business, or enter into a merger or acquisition, in each case, subject to thresholds and exceptions as set forth in the SVB Agreement. The financial covenants in the SVB Agreement are limited to maintenance of a minimum adjusted quick ratio and a minimum free cash flow. The SVB Agreement also contains customary events of default, including non-payment of principal, interest and other fees after stated grace periods, violations of covenants, material inaccuracy of representations and warranties, certain bankruptcy and liquidation events, certain material judgments and attachment events, cross-default to other debt in excess of a specified amount and material agreements, failure to maintain certain material governmental approvals, and actual or asserted invalidity of subordination terms, guarantees and collateral, in each case, subject to grace periods, thresholds and exceptions as set forth in the SVB Agreement.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements, nor have we created any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. With the exception of operating leases, we do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into or disclosed on our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Effects of Inflation

We do not believe that our sales or operating results have been materially impacted by inflation during the periods presented in our financial statements. There can be no assurance, however, that our sales or operating results will not be impacted by inflation in the future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our market risks relate primarily to changes in interest rates. As of December 31, 2011, our senior secured revolving credit facility bears floating interest rates that are tied to LIBOR and an alternate base rate and our term loan credit facility bears floating rate interest rates that are tied to LIBOR and, therefore our statements of operations and our cash flows are exposed to changes in interest rates. Based on the amounts outstanding at December 31, 2011, a one percentage point increase in LIBOR would cause an increase to the interest expense on our borrowings under our senior secured revolving credit facility and term loan credit facility of approximately $0.2 million and $0.1 million, respectively. In February 2012, we entered into the SVB Agreement and repaid all amounts outstanding under and terminated the senior secured revolving credit facility and term loan credit facility. Borrowings under the SVB Agreement will be subject to both foreign currency and interest rate risk. We historically have not engaged in interest rate hedging activities related to our interest rate risk.

At December 31, 2011, we had cash and cash equivalents and short-term investments of $52.2 million and $73.7 million, respectively. Our cash and cash equivalents are held primarily in cash and money market funds, and our short-term investments are held primarily in corporate and U.S. government debt securities. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

While we operate primarily in the U.S., we do have foreign currency considerations. We generally incur sales and pay our expenses in U.S. dollars. Our KSCP joint venture and substantially all of our business partners that supply us with API, product development services and finished product manufacturing are located in a number of foreign jurisdictions, and we believe they generally incur their respective operating expenses in local currencies. As a result, these business partners may be exposed to currency rate fluctuations and experience an effective increase in their operating expenses in the event their local currency appreciates against the U.S. dollar. In this event, such business partners may elect to stop providing us with these services or attempt to pass these increased costs back to us through increased prices for product development services, API sourcing or finished products that they supply to us. Historically we have not used derivatives to protect against adverse movements in currency rates.

We do not have any foreign currency or any other material derivative financial instruments at December 31, 2011.

Item 8. Financial Statements and Supplementary Data.

Sagent Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$52,203	$34,376
Restricted cash and cash equivalents	23	208
Short-term investments	73,761	—
Accounts receivable, net of chargebacks and other deductions	29,028	18,939
Inventories, net	41,487	30,567
Due from related party	2,379	868
Prepaid expenses and other current assets	1,965	5,435

Total current assets	200,846	90,393
Restricted cash and cash equivalents	100	100
Property, plant, and equipment, net	884	785
Investment in joint ventures	22,762	24,466
Intangible assets, net	5,426	2,613
Other assets	490	232

Total assets	$230,508	$118,589

Liabilities, preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$35,403	$24,449
Due to related party	4,303	2,494
Accrued profit sharing	3,753	3,717
Accrued liabilities	7,634	4,800
Preferred stock warrants	—	1,432
Current portion of long-term debt	8,182	—
Notes payable	24,867	20,726

Total current liabilities	84,142	57,618
Long term liabilities:
Long-term debt	4,091	—
Other long-term liabilities	606	6

Total liabilities	88,839	57,624
Preferred stock
Series A preferred stock—$0.00001 par value; 113,000,000 authorized and outstanding at December 31, 2010 (liquidation preference $113,000)	—	113,000
Series B preferred stock—$0.00001 par value; 39,136,052 authorized and 32,714,284 outstanding at December 31, 2010 (liquidation preference $45,800)	—	44,774

Total preferred stock	—	157,774
Stockholders’ equity (deficit):
Common stock—$0.01 and $0.000008 par value, 100,000,000 and 23,539,769 authorized and 27,901,174 and 2,054,467 outstanding at December 31, 2011 and December 31, 2010, respectively	279	—
Additional paid-in capital	266,062	2,318
Accumulated other comprehensive income	2,162	1,285
Accumulated deficit	(126,834)	(100,412)

Total stockholders’ equity (deficit)	141,669	(96,809)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$230,508	$118,589

See accompanying notes to consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended December 31,
	2011	2010	2009
Net revenue	$152,405	$74,056	$29,222
Cost of sales	133,636	65,013	28,785

Gross profit	18,769	9,043	437
Operating expenses:
Product development	12,763	11,223	12,404
Selling, general and administrative	25,148	18,931	16,677
Equity in net loss of joint ventures	2,531	1,476	1,491

Total operating expenses	40,442	31,630	30,572

Loss from operations	(21,673)	(22,587)	(30,135)
Interest income and other	284	34	66
Interest expense and other	(4,195)	(1,129)	(467)
Change in fair value of preferred stock warrants	(838)	(813)	—

Loss before income taxes	(26,422)	(24,495)	(30,536)
Provision for income taxes	—	—	—

Net loss	$(26,422)	$(24,495)	$(30,536)

Net loss per common share:
Basic	$(1.31)	$(12.53)	$(17.16)
Diluted	$(1.31)	$(12.53)	$(17.16)
Weighted-average of shares used to compute net loss per common share:
Basic	20,105	1,955	1,783
Diluted	20,105	1,955	1,783

See accompanying notes to consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year ended December 31,
	2011	2010	2009
Net loss	$(26,422)	$(24,495)	$(30,536)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	966	1,285	—
Unrealized losses on available for sale securities	(89)	—	—

Total other comprehensive income, net of tax	877	1,285	—

Comprehensive loss	$(25,545)	$(23,210)	$(30,536)

See accompanying notes to consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance as of January 1, 2009	83,000,000	$83,000	—	$—	1,977,149	$—	$471	$—	$(45,381)	$(44,910)
Issuance of Series A Preferred Stock	30,000,000	30,000	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	19,457	—	57	—	—	57
Repurchase liability related to restricted stock	—	—	—	—	—	—	51	—	—	51
Stock compensation expense	—	—	—	—	—	—	567	—	—	567
Comprehensive loss	—	—	—	—	—	—	—	—	(30,536)	(30,536)

Balance as of December 31, 2009	113,000,000	$113,000	—	$—	1,996,606	$—	1,146	—	(75,917)	(74,771)
Issuance of Series B Preferred Stock	—	—	32,714,284	44,744	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	57,861	—	217	—	—	217
Repurchase liability related to restricted stock	—	—	—	—	—	—	51	—	—	51
Stock compensation expense	—	—	—	—	—	—	904	—	—	904
Comprehensive income (loss)	—	—	—	—	—	—	—	1,285	(24,495)	(23,210)

Balance as of December 31, 2010	113,000,000	$113,000	32,714,284	$44,774	2,054,467	$—	$2,318	$1,285	$(100,412)	$(96,809)
Issuance of common stock	—	—	—	—	6,612,500	66	97,805	—	—	97,871
Exchange of preferred for common	(113,000,000)	(113,000)	(32,714,284)	(44,774)	18,591,212	186	157,588	—	—	157,774
Reincorporation of Sagent Holding Co common stock	—	—	—	—	—	20	(20)	—	—	—
Exercise of warrants	—	—	—	—	454,500	5	4,996	—	—	5,001
Exercise of stock options	—	—	—	—	188,495	2	854	—	—	856
Repurchase liability related to restricted stock	—	—	—	—		—	(120)	—	—	(120)
Stock compensation expense	—	—	—	—		—	2,641	—	—	2,641
Comprehensive income (loss)	—	—	—	—		—	—	877	(26,422)	(25,545)

Balance as of December 31, 2011	—	$—	—	$—	27,901,174	$279	$266,062	$2,162	$(126,834)	$141,669

See accompanying notes to consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(26,422)	$(24,495)	$(30,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	225	245	270
Amortization	3,399	985	3,956
Stock-based compensation	2,545	904	567
Decrease in restricted stock repurchase liability	—	51	51
Equity in net loss of joint ventures	2,531	1,476	1,491
Change in fair value of preferred stock warrants	838	813	—
Changes in operating assets and liabilities:
Accounts receivable, net	(10,089)	(12,068)	(6,662)
Inventories, net	(10,920)	(11,582)	(12,490)
Prepaid expenses and other current assets	3,470	3,059	(8,255)
Due from related party	(1,511)	(369)	(499)
Accounts payable and other accrued liabilities	15,516	13,184	9,326

Net cash used in operating activities	(20,418)	(27,797)	(42,781)

Cash flows from investing activities
Capital expenditures	(324)	(345)	(62)
Funding of principal balance of restricted cash, net	185	100	(278)
Investments in unconsolidated joint ventures	(1,046)	(5,192)	(8,775)
Return of capital from unconsolidated joint venture	1,185	—	—
Purchases of investments	(168,274)	—	—
Sale of investments	93,439	—	—
Purchase of product rights	(4,762)	(1,839)	(328)

Net cash used in investing activities	(79,597)	(7,276)	(9,443)

Cash flows from financing activities
Increase in short-term notes payable	4,141	16,208	4,518
Proceeds from issuance of long-term debt	15,000	—	—
Repayment of long-term debt	(2,727)	—	—
Proceeds from issuance of preferred stock, net of issuance costs	—	45,393	30,000
Proceeds from issuance of common stock, net of issuance costs	101,551	217	57
Payment of deferred financing costs	(123)	(100)	(278)

Net cash provided by financing activities	117,842	61,718	34,297

Net increase in cash and cash equivalents	17,827	26,645	(17,927)
Cash and cash equivalents, at beginning of period	34,376	7,731	25,658

Cash and cash equivalents, at end of period	$52,203	$34,376	$7,731

Supplemental disclosure of cash flow information
Cash paid for interest	$3,499	$1,129	$467
Noncash financing activity
Issuance of warrants for the purchase of preferred stock	$—	$619	$—

See accompanying notes to consolidated financial statements.

Sagent Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies:

Nature of Operations

Sagent Pharmaceuticals, Inc. (“Sagent”, “we”, “us” or “our”) is a specialty pharmaceutical company that develops, sources, and markets pharmaceutical products, principally injectable-based generic equivalents to branded products. We completed our initial public offering (“IPO”) on April 26, 2011. In connection with our IPO, we incorporated (the “Reincorporation”) in Delaware as Sagent Pharmaceuticals, Inc. Prior to this reincorporation, we were a Cayman Islands company, and our corporate name was Sagent Holding Co. (“Sagent Holding”). Our products are typically sold to pharmaceutical wholesale companies which then distribute the products to end-user hospitals, long-term care facilities, alternate care sites, and clinics. The injectable pharmaceutical marketplace is comprised of end users who have relationships with group purchasing organizations (GPOs) or specialty distributors that focus on a particular therapeutic class. GPOs enter into product purchasing agreements with Sagent and other pharmaceutical suppliers for products in an effort to secure favorable drug pricing on behalf of their end-user members.

We are organized as a single reportable segment comprised of operations which develop, source and market generic injectible products for sale in the United States, deriving a significant portion of our revenues from a single class of pharmaceutical wholesale customers within the United States.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).

The consolidated financial statements include the assets, liabilities, and results of operations of Sagent Pharmaceuticals, Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

KSCP is a joint venture with Chengdu Kanghong Technology (Group) Co. Ltd. established in December 2006 with the principal business of building and operating a facility in Chengdu, China, for the development and manufacturing of injectable pharmaceutical products for the U.S. market.

Sagent Strides LLC is a joint venture with Strides Arcolab International Limited established in January 2007 with the principal business of development, manufacturing, marketing, distribution and sale of generic pharmaceutical products to the U.S. market.

Sagent accounts for its 50% interest in each joint venture under the equity method of accounting as its interest in each entity provides for joint financial and operational control. Sagent’s equity in the net income (loss) of KSCP and Sagent Strides LLC is included in the accompanying consolidated statements of operations as equity in net income (loss) of joint ventures. Operating results of our KSCP equity method investment are reported on a one-month lag.

Reincorporation

In connection with our IPO and concurrent with our Reincorporation in Delaware, the holders of our preferred stock exchanged each of their outstanding shares of preferred stock for 0.12759 shares of our common stock.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Cash and Cash Equivalents

We consider all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates fair value. At December 31, 2011, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances. The majority of our funds at December 31, 2011, were maintained at three stable financial institutions, each in an amount in excess of federally insured limits. This represents a concentration of credit risk. We have not experienced any losses on our deposits of cash and cash equivalents to date.

Cash collateral pledged under various lease agreements and cash restricted by financing agreements is classified as restricted cash and cash equivalents in the accompanying consolidated balance sheets as our ability to withdraw the funds is contractually limited.

Financial Instruments

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

Inventories

Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market value.

Inventories consist of products currently approved for marketing and may, from time to time, include certain products pending regulatory approval. We capitalize inventory costs associated with products prior to receiving regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates management’s knowledge and best judgment of where the product is in the regulatory review process, market conditions, competing products, and economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. If final regulatory approval for such products is denied or delayed, we may need to expense such inventory.

We establish reserves for inventory to reflect situations where the cost of inventory is not expected to be recovered. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current expected market conditions, including level of competition. We charge provisions for inventory to cost of goods sold.

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost, less accumulated depreciation. The cost of repairs and maintenance is expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Provisions for depreciation are computed for financial reporting purposes using the straight-line method over the estimated useful life of the related asset and for leasehold improvements over the lesser of the estimated useful life of the related asset or the term of the related lease as follows:

Leasehold improvements	Shorter of 5 to 7 years or remaining lease term
Office equipment, furniture, and fixtures	4 to 10 years
Computer software and hardware	3 to 5 years

Deferred Financing Costs

Deferred financing costs related to the issuance of debt are amortized using the straight-line method over the term of the related debt instrument, which approximates the effective interest method. We capitalized deferred financing costs of $723 and $100 in 2011 and 2010, respectively, related to our senior secured revolving credit facility and term loan credit facility.

Impairment of Long-Lived Assets

We evaluate long-lived assets, including intangible assets with definite lives, for impairment whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected future undiscounted cash flows, in addition to other quantitative and qualitative analyses. Judgments made by management related to the expected useful lives of long-lived assets and the ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as changes in economic conditions and changes in operating performance. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. There were no impairment charges recorded during the years ended December 31, 2011, 2010 or 2009.

Product Development Agreements

Product development costs are expensed as incurred. These expenses include the costs of our internal product development efforts and acquired in-process research and development, as well as product development costs incurred in connection with our third-party collaboration efforts. Non-refundable milestone payments made under contract research and development arrangements or product licensing arrangements prior to regulatory approval may be deferred and are expensed as the related services are delivered and the milestone is achieved. If we determine that it is no longer probable that the product will be pursued, any related capitalized amount is expensed in the current period.

Once a product receives regulatory approval, we record any subsequent milestone payments as an intangible asset to be amortized on a straight-line basis as a component of cost of sales over the related license period or the estimated life of the acquired product. At December 31, 2011, the amortization period for intangible assets arising from approved products ranges from three to seven years with a weighted-average period prior to the next renewal or extension of four years. We make the determination whether to capitalize or expense amounts related to the development of new products and technologies through agreements with third parties based on our ability to recover our cost in a reasonable period of time from the estimated future cash flows anticipated to be generated pursuant to each agreement. Market, regulatory, and legal factors, among other things, may affect the realizability of the projected cash flows that an agreement was initially expected to generate. We regularly monitor these factors and subject capitalized costs to periodic impairment testing.

Intangible Assets

Certain amounts paid to third parties which are capitalized related to the development of new products and technologies are included within intangible assets. We determine the estimated fair values of certain intangible assets with definitive lives utilizing valuations performed by management at the time of their acquisition, based on anticipated future cash flow activity.

Non-refundable milestone payments made under contract research and development arrangements or product licensing arrangements prior to receiving regulatory approval for a product may be deferred, and are expensed as the related services are delivered and related milestones are achieved.

Notes Payable

The fair value of our notes payable at December 31, 2011 and 2010, based upon current market interest rates, approximates carrying value.

Advertising and Promotion Expense

All advertising and promotion costs are expensed as selling, general, and administrative expenses when incurred. Total direct advertising and promotion expense incurred was $679, $762 and $515 for the years ended 2011, 2010 and 2009, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and capital loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the financial statements in the period that includes the legislative enactment date. We recognize the financial statement effects of a tax position only when it is more likely than not that the position will be sustained upon examination and recognize any interest and penalties accrued in relation to unrecognized tax benefits in income tax expense. We establish valuation allowances against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We also consider the scheduled reversal of deferred tax liabilities, projected future taxable income or losses, and tax planning strategies in making this assessment. Based upon our history of tax losses, we do not believe realization of these tax assets is more likely than not. As such, full valuation allowances for the deferred tax assets were established.

Revenue Recognition – General

We recognize revenue when our obligations to a customer are fulfilled relative to a specific product and all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) delivery has occurred. Delivery is deemed to have occurred upon customer receipt of product, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. Net sales reflect reductions of gross sales for estimated wholesaler chargebacks, estimated contractual allowances, and estimated early payment discounts. We provide for estimated returns at the time of sale based on historic product return experience.

In the case of new products for which the product introduction is not an extension of an existing line of product, where we determine that there are not products in a similar therapeutic category, or where we determine the new product has dissimilar characteristics with existing products, such that we cannot reliably estimate expected returns of the new product, we defer recognition of revenue until the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns.

Shipping and handling fees billed to customers are recognized in net revenues. Other shipping and handling costs are included in cost of goods sold.

Revenue Recognition – Chargebacks

The majority of our products are distributed through independent pharmaceutical wholesalers. In accordance with industry practice, sales to wholesalers are initially transacted at wholesale list price. The wholesalers then generally sell to an end user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price previously contractually established between the end user and Sagent.

When we initially record a sale to a wholesaler, the sale and resulting receivable are recorded at our list price. However, experience indicates that most of these selling prices will eventually be reduced to a lower, end-user contract price. Therefore, at the time of the sale, a contra asset is recorded for, and revenue is reduced by, the difference between the list price and the estimated average end-user contract price. This contra asset is calculated by product code, taking the expected number of outstanding wholesale units sold that will ultimately be sold under end-user contracts multiplied by the anticipated, weighted-average contract price. When the wholesaler ultimately sells the product, the wholesaler charges us, or issues a chargeback, for the difference between the list price and the end-user contract price and such chargeback is offset against the initial estimated contra asset.

The significant estimates inherent in the initial chargeback provision relate to wholesale units pending chargeback and to the ultimate end-user contract-selling price. We base the estimate for these factors on internal, product-specific sales and chargeback processing experience, estimated wholesaler inventory stocking levels, current contract pricing, expectation for future contract pricing changes, and IMS data. Our chargeback provision is potentially impacted by a number of market conditions, including: competitive pricing, competitive products, and other changes impacting demand in both the distribution channel and end users.

We rely on internal data, external data from our wholesaler customers, and management estimates to estimate the amount of inventory in the channel subject to future chargeback. The amount of product in the channel is comprised of both product at the wholesaler and product that the wholesaler has sold, but not yet reported as end-user sales. We changed the estimation of our chargeback liability in 2011, based on an improved process to analyze estimated inventory of the wholesaler channel. Physical inventory in the channel is estimated by the evaluation of our monthly sales to the wholesalers and our knowledge of inventory levels and estimated inventory turnover at these wholesalers.

Our total chargeback accrual was $28,932 and $13,507 at December 31, 2011 and 2010, respectively, and is included as a reduction of accounts receivable.

Revenue Recognition – Cash Discounts

We offer cash discounts, approximating 2% of the gross sales price, as an incentive for prompt payment and occasionally offer greater discounts and extended payment terms in support of product launches or other promotional programs. Our wholesale customers typically pay within terms, and we account for cash discounts by reducing net sales and accounts receivable by the full amount of the discount offered at the time of sale. We consider payment performance and adjust the accrual to reflect actual experience.

Revenue Recognition – Sales Returns

Consistent with industry practice, our return policy permits customers to return products within a window of time before and after the expiration of product dating. We provide for product returns and other customer credits at the time of sale by applying historical experience factors. We provide specifically for known outstanding returns and credits. The effect of any changes in estimated returns is taken in the current period’s income.

For returns of established products, we determine our estimate of the sales return accrual primarily based on historical experience, but also consider other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product recalls, product discontinuances, price changes of competitive products, and introductions of competitive new products.

Revenue Recognition – Contractual Allowances

Contractual allowances, generally rebates or administrative fees, are offered to certain wholesale customers, GPOs, and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to five months from date of sale. We provide a provision for contractual allowances at the time of sale based on the historical relationship between sales and such allowances. Contractual allowances are reflected in the consolidated financial statements as a reduction of revenues and as a current accrued liability.

Stock Based Compensation

We recognize compensation cost for all share-based payments (including employee stock options) at fair value. We use the straight-line attribution method to recognize stock based compensation expense over the vesting period of the award. Options currently granted generally expire ten years from the grant date and vest ratably over a four-year period.

Stock based compensation expense for performance based options is measured and recognized if the performance measures are considered probable of being achieved. We evaluate the probability of the achievement of the performance measures at each balance sheet date. If it is not probable that the performance measures will be achieved, any previously recognized compensation cost would be reversed.

We use the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under the stock participation plan. Stock-based compensation expense was $2,545, $904 and $567 for the years ended December 31, 2011, 2010 and 2009, respectively.

New Accounting Pronouncements

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

In June 2011, new guidance was issued regarding the presentation of comprehensive income, which was partially deferred in December 2011. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of operations and other comprehensive income or separate but consecutive statements of operations and other comprehensive income. We have adopted this guidance as of December 31, 2011. Adoption of this standard did not have a material impact on our consolidated financial statements.

Note 2. Reverse stock split:

All common share and per share amounts in the consolidated financial statements and notes thereto have been restated to reflect a reverse stock split effective on April 26, 2011, whereby every 7.8378 shares of common stock, including the shares of preferred stock that were converted to common stock on April 26, 2011, were combined into one share of common stock. Immediately prior to the consummation of our IPO, but following the reverse stock split, the number of authorized shares was increased to 105 million, consisting of 100 million shares of common stock and 5 million shares of undesignated preferred stock, each with a par value of $0.01 per share.

Note 3. Investments

Our investments at December 31, 2011 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and cash equivalents	Short term investments
Assets
Cash	$26,828	$—	$—	$26,828	$26,828	$—
Money market funds	25,375	—	—	25,375	25,375	—
Commercial paper	28,950	—	(2)	28,948	—	28,948
Corporate bonds and notes	40,399	—	(86)	40,313	—	40,313
US government securities	4,501	—	(1)	4,500	—	4,500

	$126,053	$—	$(89)	$125,964	$52,203	$73,761

Investments with continuous unrealized losses for less than twelve months and their related fair values were as follows:

	Fair value	Unrealized losses
Commercial paper	$28,948	$(2)
Corporate bonds and notes	40,313	(86)
US government securities	3,500	(1)

	$72,761	$(89)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Because we do not intend to sell these investments, and it is not more likely than not that we will be required to sell our investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2011.

The original cost and estimated current fair value of our fixed-income securities are set forth below.

	Cost basis	Estimated fair value
Due in one year or less	$55,637	$55,584
Due between one and five years	18,213	18,177

	$73,850	$73,761

Note 4. Accounts Receivable and Concentration of Credit Risk

We typically establish multi-year contractual agreements with GPOs and individual hospital groups to offer our products to end-user customers. As is common in the pharmaceutical industry, a significant amount of our pharmaceutical products are sold to end users under these GPO contracts through a relatively small number of drug wholesalers, which comprise the primary pharmaceutical distribution chain in the United States. Three wholesalers collectively represented 83%, 85% and 89% of net revenue in 2011, 2010 and 2009, respectively, and represented approximately 83% and 91% of accounts receivable at December 31, 2011 and 2010, respectively. To help control our credit exposure, we routinely monitor the creditworthiness of customers, reviews outstanding customer balances, and record allowances for bad debts as necessary. Historical credit loss has not been significant. No reserve has been established as of December 31, 2011 and 2010, nor do we require collateral.

Note 5. Inventories

Inventories at December 31, 2011 and 2010 were as follows:

	December 31, 2011			December 31, 2010
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory
Finished goods	$47,666	$—	$47,666	$31,151	$—	$31,151
Raw materials	—	264	264	—	262	262
Inventory reserve	(6,443)	—	(6,443)	(846)	—	(846)

	$41,223	$264	$41,487	$30,305	$262	$30,567

In 2011 we recorded a $4,283 reserve against certain of our finished goods inventory, primarily related to the exit of the heparin dialysis market.

Note 6. Property, plant and equipment

Property, plant and equipment at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Computer software and hardware	$732	$688
Office equipment, furniture and fixtures	921	761
Leasehold improvements	103	124

	1,756	1,573
Less: accumulated depreciation	(872)	(788)

	$884	$785

Note 7. Investment in KSCP

We account for our 50% interest in KSCP under the equity method of accounting. Under the equity method of accounting, our share of income or loss is recorded as “equity in net income (loss) of joint ventures” in the consolidated statements of operations on a one-month lag. Changes in the carrying value of KSCP consist of the following:

	December 31,
	2011	2010
Investment in KSCP at beginning of year	$23,663	$19,210
Equity in net loss of KSCP	(4,331)	(1,496)
Currency translation adjustment	966	1,285
Investments in KSCP	590	4,664

Investment in KSCP at end of year	$20,888	$23,663

Condensed statement of operations and balance sheet information of KSCP is presented below. All amounts are presented in accordance with accounting principles generally accepted in the United States. In addition, the assets and liabilities of KSCP have been translated at exchange rates as of the balance sheet date and revenues and expenses of KSCP have been translated at the annual weighted-average exchange rate for each respective reporting period.

	Year Ended December 31,
Condensed statement of operations information	2011	2010	2009
Net revenues	$—	$—	$—
Gross profit	—	—	—
Net loss	(7,403)	(3,810)	(1,685)

	December 31,
Condensed balance sheet information	2011	2010
Current assets	$12,919	$5,103
Noncurrent assets	51,382	47,357

Total assets	$64,301	$52,460

Current liabilities	$3,098	$3,637
Long-term liabilities	20,156	2,567
Stockholders’ equity	41,047	46,256

Total liabilities and stockholders’ equity	$64,301	$52,460

Note 8. Intangible assets, net

Intangible assets at December 31, 2011 and 2010 were as follows:

	December 31, 2011			December 31, 2010
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$2,528	$(1,070)	$1,458	$1,618	$(668)	$950
Product development rights	3,968	—	3,968	1,663	—	1,663

	$6,496	$(1,070)	$5,426	$3,281	$(668)	$2,613

Movements in intangible assets were due to the following:

	2011		2010
	Product licensing rights	Product development rights	Product licensing rights	Product development rights
Balance at January 1	$950	$1,663	$966	$1,451
Acquisition of product rights	910	3,852	350	1,489
Amortization of product rights	(402)	(1,547)	(366)	(1,277)

Balance at December 31	$1,458	$3,968	$950	$1,663

Amortization expense related to our product licensing rights was $402, $366 and $244 for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense related to our product development rights was $1,547, $1,277 and $3,240 for the years ended December 31, 2011, 2010 and 2009, respectively. The weighted-average period prior to the next extension or renewal for the twelve products comprising our product licensing rights intangible asset was 33 months at December 31, 2011.

We currently estimate amortization expense over each of the next five years as follows:

For the year ending December 31,	Amortization expense
2012	$3,999
2013	677
2014	227
2015	198
2016	73

Note 9. Accrued liabilities

Accrued liabilities at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Payroll and employee benefits	$2,222	$1,736
Sales and marketing	4,604	2,338
Other accrued liabilities	808	726

	$7,634	$4,800

Note 10. Debt

In 2009, our principal operating subsidiary entered into a $15,000 senior secured revolving credit facility (the “Revolver”) with Midcap Financial, LLC (“Midcap”), which was to expire in June 2012. In December 2010, the Revolver was amended to increase the facility by $10,000, to $25,000, and the expiration date was extended to June 2013. In March 2011, our principal operating subsidiary amended the Revolver to permit, among other things, the entry into a new $15,000 term loan credit facility (the “Term Loan”) and the incurrence of debt and granting of liens thereunder. The amendment also required that we become a borrower under the Revolver. The Revolver and Term Loan were further amended in September 2011 primarily to include our parent company as a co-borrower under the facilities. Availability under the Revolver is based on our accounts receivable and inventory balances, and was $24,867 and $20,726 as of December 31, 2011 and 2010, respectively. All available amounts as of these dates have been drawn, with the net proceeds of the notes having been used for general corporate purposes. The Revolver is secured by substantially all of the assets of Sagent and our principal operating subsidiary. Financing costs associated with the Revolver, including commitment fees, were deferred and are being amortized to interest expense over the life of the agreement.

The Revolver contains various covenants and restrictions requiring us to maintain a minimum level of net invoice revenues, restrictions on our ability to incur additional indebtedness, make certain investments, create liens, pay dividends, sell assets, or enter into a merger or acquisition. With respect to dividends, our principal operating subsidiary, as the initial borrower under the Revolver, was prohibited, subject to certain limited exceptions, from declaring dividends or otherwise making any distributions, loans or advances to us as the parent company until we became a borrower under the Revolver in September 2011. The interest rate on the Revolver, which bears interest at a rate equal to either an adjusted London Interbank Offered Rate (“LIBOR”), plus a margin of 5.50%, or an alternate base rate plus a margin of 4.50%, was 8.50% at December 31, 2011 and 2010.

In March 2011, our principal operating subsidiary entered into a $15,000 Term Loan with Midcap as agent and lender, and Silicon Valley Bank as lender, which expires June 16, 2013. Borrowings under the Term Loan have been used for general corporate purposes, including funding of our working capital. The interest rate on the Term Loan, which bears interest at LIBOR plus a margin of 9.0%, subject to a 3.0% LIBOR floor, was 12.0% at December 31, 2011. Equal monthly amortization payments in respect to the Term Loan are payable beginning September 1, 2011. Under the agreement, we are required to maintain the lesser of $15,000 or 65% of our consolidated cash balances with a single financial institution and are also required to pay a financing fee of $600 when the Term Loan has been repaid. The financing fee is being amortized to interest expense over the life of the loan, and the related obligation is included in other long-term liabilities on our balance sheet. The Term Loan is secured by a second lien on substantially all of the assets of our principal operating subsidiary.

The Term Loan contains various covenants substantially similar to the senior secured revolving credit facility, including a covenant to maintain minimum net invoiced revenues, restrictions on our ability to incur additional indebtedness, create liens, make certain investments, pay dividends, sell assets, or enter into a merger or acquisition. With respect to dividends, our principal operating subsidiary, as the borrower under the term loan credit facility, was prohibited, subject to certain limited exceptions, from declaring dividends or otherwise making any distributions, loans or advances to us as the parent company until we became a borrower under the Term Loan in September 2011.

Aggregate maturities of our long-term debt for the years ended December 31, were as follows:

For the year ending:
December 31, 2012	$8,182
December 31, 2013	$4,091

Note 11. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Commercial paper	$28,948	$—	$28,948	$—
Corporate bonds and notes	40,313	—	40,313	—
US government securities	4,500	—	4,500	—

	$73,761	$—	$73,761	$—

Liabilities
Preferred stock warrants	$—	$—	$—	$—

	$—	$—	$—	$—

The fair value of our Level 2 investments is based on a combination of quoted market prices of similar securities and matrix pricing provided by third-party pricing services utilizing securities of similar quality and maturity.

Liabilities measured at fair value on a recurring basis as of December 31, 2010 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities
Preferred stock warrants	$1,432	$—	$—	$1,432

	$1,432	$—	$—	$1,432

During the years ended December 31, 2011 and 2010, changes in the fair value of our preferred stock warrants measured using significant unobservable inputs (Level 3), were comprised of the following:

	Year Ended December 31,
	2011	2010
Balance at beginning of period	$1,432	$—
Issuance of warrants	—	619
Change in fair value of warrants	838	813
Exercise of warrants	(2,270)	—

Balance at end of period	$—	$1,432

On April 26, 2011, the holder of our preferred stock warrants exercised all of the warrants concurrent with our IPO, acquiring 454,500 shares of our common stock having a fair value at the IPO of $7,272, for $5,001 of cash. We recorded $838 and $813 of expense related to the preferred stock warrants during the years ended December 31, 2011 and 2010, respectively.

Refer to Note 13 for a description of the preferred stock warrants. The fair values of the preferred stock warrants were estimated in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the Practice Aid). Several objective and subjective factors are considered when valuing each equity security and related warrant at a valuation date.

We utilized the Probability Weighted Expected Return Method (“PWERM”) to estimate the fair value of the preferred stock warrants. Under the PWERM, the value of each equity security and warrant is estimated based upon an analysis of future values for the entire equity instrument assuming various future outcomes. Share value is based upon the probability-weighted present value of these expected outcomes, as well as the rights of each class of preferred and common stock. A probability is estimated for each possible event based on the facts and circumstances as of the valuation date. The pre-money value in the IPO scenario and the equity value in the sale scenario were estimated using the Guideline Company Method (“GCM”) and the Similar Transactions Method (“STM”) of the market approach.

The following scenarios and probabilities were applied for the valuation of the preferred warrants as of December 31, 2010:

Initial public offering – Short-term	48%
Initial public offering – Mid-term	32%
Strategic sale – Long-term	10%
Dissolution	10%

We considered the use of an option pricing model, such as Black-Scholes, in the pricing of our preferred stock warrants, noting that one of the critical assumptions implicit in the use of an option pricing model is the availability of a single time period over which to estimate future returns. We concluded that no single time period accurately models the potential return to investors of the various classes of our stock, including the preferred stock warrants. We concluded that the PWERM analysis, which incorporates a distribution of value which does not conform to the future stock pricing distribution implicit in the Black-Scholes model, was appropriate to value our equity securities, as each of the potential scenarios contemplated in the model involves a liquidity event. To develop the fair value of each security, the equity value at the liquidity date for each of the scenarios was distributed to each class of shares, according to their relative economic rights. The estimated proceeds attributable to each class of securities was then discounted to the present from the future date of the liquidity scenario. For the warrants to purchase Series B-1 preferred stock, these values were determined by calculating the intrinsic value of the warrant at its assumed forced conversion date, per the terms of the warrant agreement and the Sagent Holding Articles of Incorporation. These intrinsic values were then discounted to the current period.

Note 12. Employee Benefit Plan

We sponsor a 401(k) defined-contribution plan (the 401(k) Plan) covering substantially all eligible employees. Employee contributions to the 401(k) Plan are voluntary. We contribute an amount equal to 50% of a covered employee’s eligible contribution up to 6% of a participant’s compensation. Employer contributions vest over a period of three years. Participants’ contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. The Company’s total matching contributions to the 401(k) Plan were $310, $270 and $209 for years ended December 31, 2011, 2010 and 2009, respectively. We may contribute additional amounts to the 401(k) Plan at our discretion. Discretionary employer contributions vest over the same three-year period. We made no discretionary contributions to the 401(k) Plan during the three-year period ended December 31, 2011.

Note 13. Preferred Stock and Stockholders’ Equity (Deficit)

Common Stock

We are authorized to issue 100,000,000 and 23,539,768 shares of common stock as of December 31, 2011 and 2010, respectively. We have reserved 5,892,670 and 2,104,863 shares at December 31, 2011 and 2010, respectively, for the issuance of common stock upon the exercise of outstanding stock options.

Preferred Stock

Prior to the initial public offering, Sagent Holding was authorized to issue 113,000,000 shares of Series A preferred stock (“Series A preferred”), 7,000,000 shares of Series B preferred stock (“Series B preferred”) and 30,136,052 shares of Series B-1 preferred stock (“Series B-1 preferred” and, with Series A preferred and Series B preferred, collectively, “preferred stock”).

In May 2009, Sagent Holding issued 30,000,000 shares of Series A preferred stock at $1.00 per share. The total shares of Series A preferred stock that was issued at December 31, 2010 was 113,000,000, all at $1.00 per share. In March 2010, Sagent Holding issued 7,000,000 Series B preferred shares for $1.40 per share. In April and August 2010, Sagent Holding issued a total of 25,714,284 Series B-1 preferred shares for $1.40 per share.

In connection with our IPO and concurrent with our Reincorporation in Delaware, the holders of Sagent Holding preferred stock exchanged each of their outstanding shares of preferred stock for 0.12759 shares of our common stock.

Following the initial public offering, we are authorized to issue 5,000,000 shares of preferred stock. No preferred stock was issued or outstanding at December 31, 2011.

Voting Rights

The holders of our common stock are entitled to one vote for each share held of record upon such matters and in such manner as may be provided by law. Prior to our IPO, each holder of Series A and B preferred stock was entitled to the number of votes equal to the number of shares of common stock into which such shares could be converted as of the record date. Each holder of Series A and B preferred stock was entitled to vote on all matters on which common stockholders shall be entitled to vote. Each holder of Series A and B preferred stock was entitled to receive notice of all stockholders’ meetings within the same time frame and in the same manner as notice given to all stockholders entitled to vote.

Dividends

We accrue dividends when, and if, declared by our Board of Directors (the “Board”). We have never declared a dividend on any class of stock.

Liquidation

In the event of a liquidation, dissolution, or wind up, each holder of Series A and B preferred stock was entitled to a preferential payment in the amount of the redemption value thereof. The redemption value was equal to the liquidation value of the Series A and B preferred stock; $1.00 and $1.40, respectively, plus all accumulated and unpaid dividends. The holders of our common stock are entitled to share ratably in all assets remaining after payment of liabilities and liquidation preferences of any outstanding shares of preferred stock. Holders of our common stock have no preemptive rights or rights to convert their common stock into any other securities.

Conversion

The shares of Series A and B preferred stock were each convertible into an equal number of shares of common stock, at any time, at the option of the holder.

Redemption

According to Sagent Holdings Sixth Amended and Restated Articles of Association, Sagent Holdings preferred stock was capable of being redeemed by us at such price and on all such other terms as the Board of Directors may determine. This redemption feature was deemed not to be in our control with respect to Sagent Holdings preferred stock, and, therefore, Sagent Holdings preferred stock was reported as temporary equity in the consolidated balance sheets.

Preferred Stock Warrants

In connection with the issuance of our Series B-1 preferred stock, Sagent Holding issued 2,380,952 Series B-1 preferred stock warrants at $2.10 and 2,040,816 Series B-1 stock warrants at $2.45, all of which were immediately exercisable and expired at the earlier of (i) four years from issuance, (ii) the acquisition of Sagent by another entity, subject to certain conditions or (iii) immediately prior to the closing of our first firm commitment underwritten public offering pursuant to an effective registration statement.

Each warrant entitled its owner to purchase Series B-1 shares or shares of the class and series of Preferred Shares issued by Sagent Holding to investors in a subsequent financing, subject to the terms and conditions of the warrant agreement. The warrant holders are not entitled to vote, to receive dividends or to exercise any of the rights of common or preferred shareholders for any purpose until such warrants have been duly exercised.

The fair value of these warrants is recorded on the balance sheet at issuance and marked to market at each balance sheet date. The change in the fair value of the warrants is recorded in the consolidated statement of operations. Upon the expiry or exercise of the warrants immediately prior to the Company’s initial public offering, the then carrying value of the warrants were adjusted against equity. On April 26, 2011, the holder of our preferred stock warrants exercised all of the warrants concurrent with our IPO, acquiring 454,500 shares of our common stock having a fair value at the IPO of $7,272, for $5,001 of cash.

Note 14. Accumulated comprehensive income (loss)

Accumulated comprehensive income (loss) at December 31, 2011, 2010 and 2009 is comprised of the following:

	December 31,
	2011	2010	2009
Currency translation adjustment, net of tax	$2,251	$1,285	$—
Unrealized loss on available for sale securities, net of tax	(89)	—	—

	$2,162	$1,285	$—

Note 15. Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, 2,151,135, 20,987,150 and 15,653,132 of common share equivalents, comprised of preferred shares, restricted stock, preferred stock warrants and unexercised stock options, have been excluded from the diluted earnings per share calculation for the years ended December 31, 2011, 2010 and 2009, respectively. The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Basic and dilutive numerator
Net loss, as reported	$(26,422)	$(24,495)	$(30,536)

Denominator
Weighted average common shares outstanding – Basic (in thousands)	20,105	1,955	1,783
Net effect of dilutive securities
Weighted-average conversion of preferred stock
Series A	—	—	—
Series B	—	—	—
Stock options and restricted stock	—	—	—

Weighted average common shares outstanding – Diluted (in thousands)	20,105	1,955	1,783

Net loss per common share – Basic and Diluted	$(1.31)	$(12.53)	$(17.16)

Note 16. Stock-Based Compensation

Prior to the initial public offering, we had a stock plan, the 2007 Global Share Plan (the “2007 Plan”), for key employees and nonemployees, which provided for the grant of nonqualified and incentive stock options and/or shares of restricted stock, deferred stock, and other equity awards in our common stock. Concurrent with the initial public offering, our Board adopted the 2011 Incentive Compensation Plan (the “2011 Plan”, with the 2007 Plan, the “Plans”), for employees and nonemployees, which provides for the grant of nonqualified and incentive stock options and/or shares of restricted stock, deferred stock and other equity awards in our common stock. The Board administers the Plans. A total of 2,475,184 and 4,000,000 shares are authorized under the 2007 Plan and 2011 Plan, respectively, as of December 31, 2011. At December 31, 2011, we had 320,222 shares of common stock available for grant under the 2007 Plan and 3,362,580 shares of common stock available for grant under the 2011 Plan.

Stock options, exercisable for shares of our common stock, generally vest over a four-year period from the grant date and expire ten years from the grant date. The strike price of the options is granted at or above the fair value of our stock as of the grant date. The strike price of stock options granted under the 2011 Plan is established as the closing price of our stock on the business day prior to the grant date.

In 2010, the Board approved an amendment to the 2007 Plan which permits employees to exercise their stock options prior to vesting. Once purchased, we have the right to repurchase unvested stock from the employee upon termination of their services. The repurchase price is equal to the original exercise price of the option.

Restricted Stock

After Board approval of an amendment to the 2007 Plan to permit early exercise of stock options, 69,997 and 10,207 early exercise stock options were exercised by employees in the years ended December 31, 2011 and 2010, respectively.

The Company measures the fair value of the restricted stock on the date of grant based on the estimated fair value of the common stock on that day. The fair value is amortized to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. As of December 31, 2011, the total amount of unrecognized stock-based compensation related to restricted stock was approximately $56. The Company expects to recognize this expense over an average period of approximately 25 months. The following table summarizes restricted stock activity during the year ended December 31, 2011:

	Restricted stock	Weighted-Average Grant Date Fair Value
Balance at January 1, 2011	26,421	$1.02
Granted	69,977	3.94
Vested	(73,030)	3.15
Forfeited	—	—

Balance at December 31, 2011	$23,368	$3.20

Stock options – Valuation Information

We estimate the value of stock options on the date of grant using a Black-Scholes option pricing model. Prior to our IPO, in order to determine the fair value of each equity security, including common stock, the equity value at the liquidity date for each of the scenarios described in Note 11. Fair Value Measurements, was distributed to each class of shares, according to their relative economic rights. The estimated proceeds attributable to each class of securities was then discounted to the present from the future date of the liquidity scenario. The risk-free rate of interest for the average contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is zero as we have not paid nor do we anticipate paying any dividends. We used the “simplified method” described in Staff Accounting Bulletin (“SAB”) Topic 14, Share-Based Payment, where the expected term of awards granted is based on the midpoint between the vesting date and the end of the contractual term, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. For performance-based awards, we determine the expected term based on the anticipated achievement and exercise pattern of the underlying options. Our expected volatility is based on the historical volatility of similar companies’ stock. The weighted-average estimated values of employee stock option grants and rights granted under the Plans as well as the weighted-average assumptions that were used in calculating such values during the last three years were based on estimates at the date of grant as follows:

	Risk free interest rate	Expected life	Expected dividend yield	Expected volatility	Fair value at grant date
2011	1.47%	6 years	0%	61%	$11.15
2010	1.60%	6 years	0%	65%	7.21
2009	2.40%	6 years	0%	63%	2.51

Stock options outstanding that have vested and are expected to vest as of December 31, 2011, were as follows:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Vested	646,603	$5.68	7.4	$9,905
Expected to vest	1,559,511	13.05	8.9	12,395

Total	2,206,114	$10.89	8.5	$22,300

(1)	The Aggregate Intrinsic Value amounts represent the difference between the exercise price and $21.00, the fair value of our stock on December 31, 2011, for in-the-money options.

Stock Option Activity

The following table sets forth stock option activity for the year ended December 31, 2011:

	Options Outstanding		Exercisable Options
	Number of shares	Weighted-Average Exercise Price	Number of shares	Weighted-Average Exercise Price
Outstanding at January 1, 2011	1,805,346	$6.52	330,190	$3.65

Granted	637,420	20.99
Exercised	(211,888)	3.96
Forfeited	(20,691)	7.98

Outstanding at December 31, 2011	2,210,187	$10.92	646,603	$5.68

As of December 31, 2009, the weighted-average remaining contractual lives of options outstanding and options exercisable were 8.9 years and 8.2 years, respectively. As of December 31, 2010, the weighted-average remaining contractual lives of options outstanding and options exercisable were 8.8 years and 7.7 years, respectively. As of December 31, 2011, the weighted-average remaining contractual lives of options outstanding and options exercisable were 8.5 years and 7.4 years, respectively.

The total intrinsic value of options exercised in 2011, 2010 and 2009 was $2,100, $378 and $41, respectively. The total fair value of options vested was approximately $2,476, $917 and $356 in 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $11,121 of unrecognized stock-based compensation expense related to unvested stock options, which will be recognized over a weighted-average period of 2.8 years.

Note 17. Net Revenue by Product

Net revenue by product category is as follows:

Therapeutic Class	2011	2010	2009
Anti-Infective	$63,476	$40,425	$24,245
Critical Care	54,489	25,865	4,430
Oncology	34,440	7,766	547

Total	$152,405	$74,056	$29,222

Note 18. Income Taxes

Components of loss before income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
Domestic	$(24,066)	$(21,934)	$(29,665)
Foreign	(2,356)	(2,561)	(871)

Loss before income taxes	$(26,422)	$(24,495)	$(30,536)

Deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and net operating loss and other tax credit carryforwards. These items are measured using the enacted tax rates applicable to the period when the differences are expected to reverse. We record a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized.

We have generated tax losses since incorporation and do not believe that it is more likely than not that the losses and other deferred tax assets will be utilized. As such, we have recorded a full valuation allowance against our deferred tax assets. A summary of our net operating loss carryforwards, including the timing of expiry, is as follows:

Year of Expiry	Net Operating Loss Carryforwards
2027	$808
2028	19,895
2029	20,296
2030	20,953
2031	12,063

Total	$74,015

Additional carryforwards of $122 will expire between 2012 and 2016. Net operating losses and carryforwards are available for use against our consolidated federal taxable income.

The following is a reconciliation of income tax benefits computed at the U.S. federal statutory rate to the income tax benefits reported in the consolidated statements of operations:

	Year Ended December 31,
	2011	2010	2009
Benefit at statutory rate	$(8,983)	$(8,328)	$(10,382)
State income taxes, net of federal income tax	(237)	(203)	(307)
Foreign rate differential	801	871	296
Valuation allowance	7,799	7,374	10,240
Permanent book / tax differences	620	286	153

Loss before income taxes	$—	$—	$—

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2011	2010
Deferred tax assets:
Product development and start-up costs	$8,504	$7,547
Inventory	3,545	3,088
Loss and credit carryforwards	26,045	20,181
Bad debt reserves	351	349
Accrued expenses / other	1,779	1,502
Deferred compensation	724	315

Total deferred tax assets	$40,948	$32,982

Deferred tax liabilities:
Depreciation	$(132)	$(45)

Total deferred tax liabilities	(132)	(45)

Net deferred tax asset	40,816	32,937
Valuation allowance	(40,816)	(32,937)

Net deferred tax assets (liabilities)	$—	$—

We classify uncertain tax positions as noncurrent income tax liabilities unless expected to be paid within one year. Classification of net deferred tax assets (liabilities) on the consolidated balance sheets is as follows:

	December 31,
	2011	2010
Current assets	$6	$6
Noncurrent liabilities	(6)	(6)

Net deferred tax assets (liabilities)	$—	$—

Note 19. Commitments and Contingencies

Product Development Agreements

We have entered into various business agreements for the development and marketing of finished dosage form pharmaceutical products, including (i) development and supply agreements, some of which contain contingent milestone payments, as well as (ii) straight-supply agreements, which may contain minimum purchase commitments.

These agreements may include future payment commitments for contingent milestone payments. We will be responsible for contingent milestone payments based upon the occurrence of future events. Each agreement defines the triggering event of its future payment schedule, such as meeting development progress timelines, successful product testing and validation, successful clinical studies, various FDA and other regulatory approvals, and other factors as negotiated in each case.

We have entered into significant development, marketing, and supply agreements with A.C.S. Dobfar S.p.a. (“Dobfar”), Gland Pharma Limited (“Gland”), and Actavis, an international pharmaceutical company. Key terms of these agreements are set forth below.

Dobfar

Pursuant to a manufacture and supply agreement with Dobfar and its distributor, WorldGen LLC (“WorldGen”), Dobfar develops, manufactures and supplies us with presentations of cefepime through WorldGen. We have agreed to pay WorldGen the transfer price for each unit of cefepime provided under the agreement.

The initial term of the agreement expires on April 1, 2013, after which we have the option to renew the agreement for successive additional one-year terms unless Dobfar provides notice of its intent to terminate the agreement at least one year prior to its initial expiration date or at least six months prior to the expiration of a renewal term. In addition, we also have supply agreements or other purchase commitments with Dobfar and/or WorldGen covering six currently marketed products—ampicillin, ampicillin and sulbactam, cefazolin, cefoxitin, ceftazadime and ceftriaxone—and, with ACS Dobfar SA-Switzerland, covering three currently marketed products—ciprofloxacin, fluconazole and levofloxacin—and one additional product currently under initial development.

Gland

Pursuant to our development and supply agreement with Gland, we jointly developed our heparin products with Gland, and Gland agreed to supply us heparin for sale in the U.S. market. In addition, we have agreed to use Gland as our exclusive supplier for heparin and Gland has agreed not to, directly or indirectly, sell heparin to any other person or entity that markets or makes use of or sells heparin in the U.S., subject to certain exceptions.

We are required to use our best efforts to attain, no later than within the 12-month period following the fourth anniversary of the launch date of heparin, a minimum U.S. market share based upon IMS data. We achieved this minimum U.S. market share during 2011. We have agreed to pay a transfer price for each unit of heparin supplied under the agreement, plus a percentage of the net profit from the sales of heparin. In addition, each party has agreed to share the cost of development activities equally up to a specified amount.

The initial term of the agreement expires in June 2016, after which, unless a third party has rights to market heparin in the U.S. as a result of our discontinuing active sales of heparin there, the agreement automatically renews for consecutive periods of one year unless either party provides notice of its intent to terminate the agreement at least 24 months prior to the desired date of termination.

In addition, we also have other supply agreements with Gland covering one currently marketed product, adenosine and additional products currently under initial development.

Actavis

In April 2009, we entered into a development, manufacturing and supply agreement with Actavis. Under the terms of this agreement, we became the exclusive U.S. marketing partner under certain conditions for a portfolio of six specialty injectable products developed and manufactured by Actavis under its ANDAs. In February 2010, this agreement was amended to include two additional products. Pursuant to this agreement, Actavis will supply these products to us at a specified transfer price and will receive a specified percentage of the net profit from sales of such products. As of December 31, 2011, this agreement with Actavis covered 12 products, six of which are currently marketed, three products subject to an ANDA under review by the FDA and three products in initial development. We expect to further amend its agreement with Actavis to cover additional products in the future.

The term of the agreement, with respect to each product covered, is three or five years (depending on the product) from the first sale of each product to us by Actavis, unless earlier terminated or extended. The agreement may be terminated by either party in the event of an uncured material breach or default after notice or by Actavis in the event that any product is no longer economically viable. The term is automatically extended for unlimited additional periods of one year unless either party gives notice of non-renewal at least six months prior to the renewal of the then-current term.

The table below summarizes our estimate for contingent potential milestone payments and fees for the year ended December 31, 2012 and beyond assuming all contingent milestone payments occur. These payments do not include sales-based royalty payments, which are dependent on the introduction of new products. As new products are launched, sales-based royalty payments are recognized as an element of cost of goods sold in the consolidated statements of operations.

Contingent milestone payments are as follows at December 31, 2011:

2012	$14,375
2013	4,890
2014	1,481
2015	1,367
2016	75
Thereafter	123

Total	$22,311

We have also committed to meeting such minimum funding requirements in connection with our joint ventures. The table below summarizes our current estimate of future funding requirements:

2012	$185
2013	83
2014	90
2015	—
2016	—
Thereafter	—

Total	$358

Leases

We have entered into various operating lease agreements for office space, communications, information technology equipment and software, and office equipment. Total rental expense amounted to $422, $344 and $350 for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, total future annual minimum lease payments related to noncancelable operating leases are as follows:

2012	$280
2013	289
2014	297
2015	306
2016	316
Thereafter	—

Total	$1,488

Regulatory Matters

We are subject to regulatory oversight by the FDA and other regulatory authorities with respect to the development, manufacturing and sale of our products. Failure to comply with regulatory requirements could have a significant adverse effect on our business and operations.

Litigation

From time to time, we are subject to claims and litigation arising in the ordinary course of business. These claims may include assertions that our products infringe existing patents and claims that the use of our products has caused personal injuries. We intend to vigorously defend any such litigation that may arise under all defenses that would be available to us. At this time, there are no proceedings of which we are aware that are likely to have a material adverse effect on the consolidated financial position or results of operations.

In January 2011, Infusive Technologies, LLC (“Infusive”) filed a complaint against us in the United States District Court of Utah, Central Division, alleging that we had breached the terms of an acquisition agreement entered into in September 2008, by failing to use reasonable commercial efforts to develop and commercialize products derived from certain patents and other intellectual property previously acquired by us from Infusive, thereby avoiding a $1,250 contingent payment under the agreement. The complaint seeks compensatory damages of at least $15,000, plus interest. Originally the complaint included claims for punitive damages of at least $50,000, but these claims were eliminated when Infusive filed an amended complaint following our filing of a motion to dismiss. Following an offer of judgment which we filed in late November 2011, we settled the complaint for $625 in December 2011. We have included this amount within selling, general and administrative expense in our consolidated statements of operations.

Note 20. Related party transactions:

As of December 31, 2011 and 2010, respectively, we had a receivable of $298 and $868 from Sagent Strides LLC, which is expected to offset future profit-sharing payments. As of December 31, 2011, we also had a deposit of $2,081 with our Sagent Strides LLC joint venture partner, Strides Arcolab International Limited, for future inventory purchases. These amounts are included within due from related party on the consolidated balance sheet. As of December 31, 2011 and 2010, respectively, we had a payable of $4,303 and $2,494 to Sagent Strides LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements. During the year ended December 31, 2011, Sagent Strides LLC distributed $2,370 of profit sharing receipts to its joint venture partners. As the Sagent Strides joint venture is in a cumulative loss position, our share of this distribution has been treated as a return of capital in the consolidated statement of cash flows.

Note 21. Quarterly Financial Data (Unaudited)

	2011 Quarters
	First	Second	Third	Fourth
Net revenues	$30,344	$32,254	$41,281	$48,526
Gross profit	$4,589	$2,749	$6,937	$4,494
Loss from continuing operations	$(3,416)	$(6,625)	$(3,612)	$(8,020)

Net loss	$(4,371)	$(8,195)	$(4,731)	$(9,125)

Weighted-average shares used to compute net loss per share
Basic	2,088	22,197	27,876	27,891
Diluted	2,088	22,197	27,876	27,891
Net loss per share
Basic	$(2.09)	$(0.37)	$(0.17)	$(0.32)
Diluted	$(2.09)	$(0.37)	$(0.17)	$(0.32)

	2010 Quarters
	First	Second	Third	Fourth
Net revenues	$8,644	$10,560	$21,269	$33,583
Gross profit	$293	$(98)	$2,734	$6,114
Loss from continuing operations	$(7,102)	$(8,057)	$(4,493)	$(2,935)

Net loss	$(7,337)	$(8,689)	$(4,862)	$(3,607)

Weighted-average shares used to compute net loss per share
Basic	1,889	1,944	1,976	2,012
Diluted	1,889	1,944	1,976	2,012
Net loss per share
Basic	$(3.88)	$(4.47)	$(2.46)	$(1.79)
Diluted	$(3.88)	$(4.47)	$(2.46)	$(1.79)

Note 22. Subsequent Events:

On February 13, 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Agreement”). The SVB Agreement provides for a $40,000 asset based revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable and inventory and the satisfaction of conditions precedent specified in the SVB Agreement. The SVB Agreement matures on February 13, 2016, at which time all outstanding amounts will become due and payable. Borrowings under the SVB Agreement may be used for general corporate purposes, including funding working capital. Amounts drawn bear an interest rate equal to, at our option, either a Eurodollar rate plus 2.50% per annum or an alternative base rate plus 1.50% per annum. We also pay a commitment fee on undrawn amounts equal to 0.30% per annum. During the continuance of an event of default, at Silicon Valley Bank’s option, all obligations will bear interest at a rate per annum equal to 5.00% per annum above the otherwise applicable rate.

Concurrent with entering into the SVB Agreement, we repaid in full with cash on hand all outstanding amounts under our existing term loan and revolving credit facilities, plus certain associated fees, and terminated the agent’s and lender’s commitments to extend further credit under those facilities. Concurrent with the repayment and termination of these agreements, all liens and security interests against our property that secured the obligations under these agreements were released and discharged. Loans under the SVB Agreement are secured by a lien on substantially all of our and our principal operating subsidiary’s assets, other than our equity interests in our joint ventures and certain other limited exceptions.

As part of the termination of these agreements, we were required to pay to the lenders under those facilities $1,500 of early termination fees and a $600 exit fee associated with the Term Note; however, $1,050 of such fees owing to Silicon Valley Bank under these agreements were deferred in connection with the execution of the SVB Agreement and will only be payable upon the occurrence of certain early termination events as set forth in the SVB Agreement. We are evaluating the impact of the termination on our consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (a) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2011. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sagent Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Sagent Pharmaceuticals, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sagent Pharmaceuticals, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois

March 29, 2012

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed within 120 days after the Company’s fiscal year end of December 31, 2011 (“2012 Proxy Statement”), and is incorporated by reference into this Annual Report.

The information on our Web site is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

Item 11. Executive Compensation.

Information required by this Item 11 is included in our 2012 Proxy Statement and is incorporated by reference into this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2011 were:

Equity Compensation Plan Information
	Col. A	Col. B	Col. C
Description	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,210,187	$10.91	3,682,802
Equity compensation plans not approved by security holders	—	$—	—

Information related to the security ownership of certain beneficial owners and management is included in our 2012 Proxy Statement and is incorporated by reference into this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is included in our 2012 Proxy Statement and is incorporated by reference into this Annual Report.

Item 14. Principal Accountant Fees and Services.

Information required by this Item 14 is included in our 2012 Proxy Statement and is incorporated by reference into this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Index to Consolidated Financial Statements and Schedules

Page
Consolidated Balance Sheets at December 31, 2011 and 2010	43
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	44
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2011, 2010 and 2009	45
Consolidated Statements of Preferred Stock and Stockholder’s Equity for the years ended December 31, 2011, 2010 and 2009	46
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	47
Report of Management on Internal Control Over Financial Reporting	72
Report of Independent Registered Public Accounting Firm	74
Financial Statement Schedule – Valuation and Qualifying Accounts	S-1

Financial Statements of Kanghong Sagent (Chengdu) Pharmaceutical Co. Ltd., at December 31, 2011 and 2010, for the years ended December 31, 2011, 2010 and 2009, and for the period from inception (December 29, 2006) through December 31, 2011

S-2

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report

Exhibit No.

3.1	Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.1	Credit and Security Agreement, dated as of June 16, 2009, by and among Sagent Pharmaceuticals, Inc., certain subsidiaries of the borrower named therein, and Midcap Funding I, LLC. (Incorporated by reference to Exhibit 10.1 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.2	Limited Waiver and Amendment No. 1 Regarding Credit Agreement, dated as of December 9, 2009, by and among Sagent Pharmaceuticals, Inc. and Midcap Funding I, LLC. (Incorporated by reference to Exhibit 10.2 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.3	Limited Waiver and Amendment No. 2 Regarding Credit Agreement, effective as of March 1, 2010, by and among Sagent Pharmaceuticals, Inc. and Midcap Funding I, LLC. (Incorporated by reference to Exhibit 10.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.4	Amendment No. 3 Regarding Credit Agreement, effective as of May 31, 2010, by and among Sagent Pharmaceuticals, Inc., Midcap Funding IV, LLC and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.5	Amendment No. 4 Regarding Credit Agreement, effective as of December 31, 2010, by and among Sagent Pharmaceuticals, Inc., Midcap Funding IV, LLC and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.5 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.6	Amendment No. 5 Regarding Credit Agreement, effective as of March 8, 2011, by and among Sagent Pharmaceuticals, Inc., Midcap Funding IV, LLC and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.6 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.7	Credit and Security Agreement, dated as of March 8, 2011, by and among Sagent Pharmaceuticals, Inc. and Midcap Funding III, LLC. (Incorporated by reference to Exhibit 10.7 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.8	Joinder and Amendment No. 6 Regarding Credit Agreement, dated September 26, 2011, by and among Sagent Pharmaceuticals, Sagent Pharmaceuticals, Inc., Midcap Funding IV, LLC and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed September 30, 2011).)

10.9	Joinder and Amendment No. 1 Regarding Credit Agreement, dated September 26, 2011, by and among Sagent Pharmaceuticals, Sagent Pharmaceuticals, Inc., Midcap Funding III, LLC and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed September 30, 2011).)

10.10+	Sagent Holding Co. Amended and Restated 2007 Global Share Plan. (Incorporated by reference to Exhibit 10.21 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.11+	Form of Stock Option Agreement under the Sagent Holding Co. Amended and Restated 2007 Global Share Plan. (Incorporated by reference to Exhibit 10.22 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.12+	2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.8 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.13+	Form of Incentive Stock Option Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.9 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.14+	Form of Restricted Stock Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.10 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.15+	Form of Restricted Stock Unit Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.11 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.16+	Form of Stock Appreciation Rights Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.12 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.17+	Form of Non-Qualified Stock Option Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.13 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.18	Manufacture and Supply Agreement, dated as of December 17, 2007, by and among Sagent Pharmaceuticals, Inc., A.C.S. Dobfar S.p.a. and its affiliate, WorldGen LLC. (Incorporated by reference to Exhibit 10.23 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.19	Development and Supply Agreement, dated as of June 27, 2008, as amended, by and between Sagent Holding Co. and Gland Pharma Limited. (Incorporated by reference to Exhibit 10.24 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.20+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Jeffrey Yordon. (Incorporated by reference to Exhibit 10.25 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.21+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Ronald Pauli. (Incorporated by reference to Exhibit 10.26 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.22+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Michael Logerfo. (Incorporated by reference to Exhibit 10.27 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.23+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Lorin Drake. (Incorporated by reference to Exhibit 10.28 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.24+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Albert Patterson. (Incorporated by reference to Exhibit 10.29 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.25+	Employment Agreement, dated as of September 12, 2011, by and between Sagent Pharmaceuticals, Inc. and Jonathon M. Singer (Incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).)

10.26+	Offer letter, dated as of August 18, 2011, by and between Sagent Pharmaceuticals, Inc. and Jonathon M. Singer (Incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).)

10.27	Warrant to purchase 2,380,952 Preference Shares of Sagent Holding Co. sold pursuant to Sagent Holding Co. Series B-1 Preference Shares and Warrant Purchase Agreement, among the registrant and Key Gate Investments Limited, dated April 6, 2010. (Incorporated by reference to Exhibit 10.19 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.28	Warrant to purchase 2,040,816 Preference Shares of Sagent Holding Co. sold pursuant to Sagent Holding Co. Series B-1 Preference Shares and Warrant Purchase Agreement, among the registrant and Key Gate Investments Limited, dated April 6, 2010. (Incorporated by reference to Exhibit 10.20 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.29	Letter Agreement, dated as of April 5, 2011, by and between the registrant and Key Gate Investments Limited. (Incorporated by reference to Exhibit 10.30 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.30	Loan and Security Agreement, dated February 13, 2012, by and among Sagent Pharmaceuticals, Inc., Sagent Pharmaceuticals, and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 16, 2012).)

21.1*	List of subsidiaries of Sagent Pharmaceuticals, Inc.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm

23.2*	Consent of Ernst & Young Hua Ming, independent auditors

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	The following materials from Sagent’s Annual Report on Form 10-K for the year ended December 31, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations for the twelve months ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Comprehensive Loss for the twelve months ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Preferred Stock and Stockholder’s Equity for the years ended December 31, 2011, 2010 and 2009, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and (vii) document and entity information.

+	Indicates a management contract or compensatory plan or arrangement
*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a Registration Statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT PHARMACEUTICALS, INC.

	By:	/s/ JONATHON M. SINGER
(Jonathon M. Singer,
Executive Vice President and
Date: March 29, 2012		Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ JEFFREY M. YORDON (Jeffrey M. Yordon)	President and Chief Executive Officer (principal executive officer)	March 29, 2012

/S/ JONATHON M. SINGER (Jonathon M. Singer)	Executive Vice President and Chief Financial Officer (principal financial officer)	March 29, 2012

/S/ JEFFREY W. GREVE (Jeffrey W. Greve)	Vice President, Controller (principal accounting officer)	March 29, 2012

/S/ MARY TAYLOR BEHRENS (Mary Taylor Behrens)	Director	March 29, 2012

/S/ ROBERT FLANAGAN (Robert Flanagan)	Director	March 29, 2012

/S/ ANTHONY KRIZMAN (Anthony Krizman)	Director	March 29, 2012

/s/ FRANK KUNG, Ph.D (Frank Kung, Ph.D)	Director	March 29, 2012

/S/ JAMES SPERANS (James Sperans)	Director	March 29, 2012

/S/ CHEN-MING YU (Chen-Ming Yu)	Director	March 29, 2012

Sagent Pharmaceuticals, Inc.

Valuation and Qualifying Accounts

For the years ended December 31, 2011, 2010 and 2009

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Chargeback Allowance
Year ended December 31, 2011	$13,507	$167,521	$—	$152,096	$28,932
Year ended December 31, 2010	$11,740	$88,616	$—	$86,849	$13,507
Year ended December 31, 2009	$11,502	$86,633	$—	$86,395	$11,740

Allowance for Cash Discounts
Year ended December 31, 2011	$701	$8,188	$—	$7,085	$1,804
Year ended December 31, 2010	$371	$4,012	$—	$3,682	$701
Year ended December 31, 2009	$285	$2,532	$—	$2,446	$371

Allowance for Credits
Year ended December 31, 2011	$1,880	$1,458	$—	$1,398	$1,940
Year ended December 31, 2010	$932	$2,619	$—	$1,671	$1,880
Year ended December 31, 2009	$706	$780	$—	$554	$932

Deferred Tax Valuation Allowance
Year ended December 31, 2011	$32,937	$7,879	$—	$—	$40,816
Year ended December 31, 2010	$25,624	$7,313	$—	$—	$32,937
Year ended December 31, 2009	$17,034	$8,590	$—	$—	$25,624

Inventory Reserve Allowance
Year ended December 31, 2011	$846	$5,597	$—	$—	$6,443
Year ended December 31, 2010	$842	$4	$—	$—	$846
Year ended December 31, 2009	$385	$457	$—	$—	$842

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

We have audited the accompanying balance sheets of Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd. (a development stage company) (the “Company”) as of December 31, 2011 and 2010 and the statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and for the period from December 29, 2006 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd. (a development stage company) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 and for the period from December 29, 2006 (date of inception) to December 31, 2011 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring operating losses and accumulated deficit during the development stage raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young Hua Ming

Shanghai, the People’s Republic of China

March 28, 2012

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Balance Sheets

(Amounts in thousands)

		As of December 31,
	Note	2011	2010
Assets
Current assets:
Cash and cash equivalents		$12,601	$4,719
Prepaid expenses and other current assets	4	319	384
Total current assets		12,920	5,103

Non-Current assets:
Property, plant and equipment, net	5	49,493	45,514
Intangible assets, net	6	1,888	1,843
Total non-current assets		51,381	47,357

Total assets		$64,301	$52,460
Liabilities and stockholders’ equity

Current liabilities:
Accrued employee benefits		$982	$472
Other payables	7	2,072	3,165
Amount due to related parties	13	44	—
Current portion of long-term bank loans	8	317	—
Total current liabilities		3,415	3,637

Non-Current liabilities:
Long-term bank loans	8	18,728	1,510
Government grants		1,111	1,057
Total non-current liabilities		19,839	2,567

Total liabilities		23,254	6,204
Commitments and contingencies	11

Shareholders’ equity:
Paid-in capital (no par value)		50,000	50,000
Additional paid-in capital	10	1,178	—
Deficit accumulated during the development stage		(15,032)	(6,451)
Accumulated other comprehensive income		4,901	2,707
Total shareholders’ equity		41,047	46,256
Total liabilities and stockholders’ equity		$64,301	$52,460

The accompanying notes are an integral part of these financial statements

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Statements of Operations

(Amounts in thousands)

		Year Ended December 31,			Period from December 29, 2006 (date of inception) to December 31,
	Note	2011	2010	2009	2011
Operating expenses:
Pre-production expenses		$(4,475)	$(910)	$—	$(5,385)
General and administrative expenses		(4,128)	(2,932)	(1,701)	(9,784)

Loss from operations		(8,603)	(3,842)	(1,701)	(15,169)
Other expenses		(19)	—	—	(19)
Interest income		41	32	16	156
Loss before income taxes		(8,581)	(3,810)	(1,685)	(15,032)
Income tax expense	10	—	—	—	—
Net loss		$(8,581)	$(3,810)	$(1,685)	$(15,032)

The accompanying notes are an integral part of these financial statements

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Statements of Comprehensive Loss

(Amounts in thousands)

	Year Ended December 31,			Period from December 29, 2006 (date of inception) to December 31,
Note	2011	2010	2009	2011
Net loss	$(8,581)	$(3,810)	$(1,685)	$(15,032)
Other comprehensive income, net of tax
Foreign currency translation adjustments	2,194	1,429	23	4,901
Total other comprehensive income, net of tax	2,194	1,429	23	4,901
Comprehensive loss	$(6,387)	$(2,381)	$(1,662)	$(10,131)

The accompanying notes are an integral part of these financial statements

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,			Period from December 29, 2006 (date of inception) to December 31,
	2011	2010	2009	2011
Operating activities
Net loss	$(8,581)	$(3,810)	$(1,685)	$(15,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	492	77	40	624
Share based payments	191	—	—	191
Salary expense of certain employee paid by a shareholder	987	—	—	987
Amortization	63	48	42	181
Loss on disposal of property, plant and equipment	2	—	—	2
Pre-production expenses offset by government grants received	(31)	—	—	(31)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	65	(43)	(311)	(318)
Accrued employee benefits and other payables	579	434	142	1,384
Net cash used in operating activities	(6,233)	(3,294)	(1,772)	(12,012)
Investing activities
Purchases of property, plant and equipment	(3,232)	(11,414)	(10,924)	(44,160)
Proceeds from sales of property, plant and equipment	1	—	—	1
Purchases of intangible assets	(15)	(39)	(9)	(1,573)
Government grants received	31	—	878	1,054
Restricted cash	—	556	(299)	—
Net cash used in investing activities	(3,215)	(10,897)	(10,354)	(44,678)
Financing activities
Proceeds from long-term bank loans	17,069	1,510	—	18,579
Capital contribution from shareholders	—	9,299	16,000	50,000
Net cash provided by financing activities	17,069	10,809	16,000	68,579
Net increase (decrease) in cash and cash equivalents	7,621	(3,382)	3,874	11,889
Effect of foreign exchange rate changes on cash	261	97	6	712
Cash and cash equivalents, at beginning of year/period	4,719	8,004	4,124	—
Cash and cash equivalents, at end of year/period	$12,601	$4,719	$8,004	$12,601
Supplemental disclosures of cash flow information:
Acquisition of property, plant and equipment included in other payables	$(1,117)	$718	$(332)	$1,679
Interest paid	$729	$13	$—	$742
Noncash financing activity
Capital contribution from a shareholder	$1,178	$—	$—	$1,178

The accompanying notes are an integral part of these financial statements

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Statements of Shareholders’ Equity

(Amounts in thousands)

	Paid-in Capital	Additional Paid in Capital	Deficit accumulated during the development stage	Accumulated other comprehensive income	Total
Balance as of December 29, 2006 and January 1, 2007	$—	$—	$—	$—	$—
Comprehensive Income:
Foreign currency translation adjustment	—	—	—	365	365
Net loss	—	—	(196)	—	(196)

Total comprehensive income					169
Capital contribution from shareholders	10,200	—	—	—	10,200
Balance as of December 31, 2007	10,200	—	(196)	365	10,369
Comprehensive income:
Foreign currency translation adjustment	—	—	—	890	890
Net loss	—	—	(760)	—	(760)

Total comprehensive income					130
Capital contribution from shareholders	14,501	—	—	—	14,501
Balance as of December 31, 2008	24,701	—	(956)	1,255	25,000
Comprehensive income:
Foreign currency translation adjustment	—	—	—	23	23
Net loss	—	—	(1,685)	—	(1,685)

Total comprehensive loss					(1,662)
Capital contribution from shareholders	16,000	—	—	—	16,000
Balance as of December 31, 2009	40,701	—	(2,641)	1,278	39,338
Comprehensive income:
Foreign currency translation adjustment	—	—	—	1,429	1,429
Net loss	—	—	(3,810)	—	(3,810)

Total comprehensive loss					(2,381)
Capital contribution from shareholders	9,299	—	—	—	9,299
Balance as of December 31, 2010	50,000	—	(6,451)	2,707	46,256
Comprehensive income:
Foreign currency translation adjustment	—	—	—	2,194	2,194
Net loss	—	—	(8,581)	—	(8,581)

Total comprehensive loss					(6,387)
Capital contribution from a shareholder	—	1,178	—	—	1,178
Balance as of December 31, 2011	$50,000	$1,178	$(15,032)	$4,901	$41,047

The accompanying notes are an integral part of these financial statements

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements (Continued)

Years Ended December 31, 2011, 2010 and 2009 and for

the period from December 29, 2006 (date of inception) to December 31, 2011

(Amounts in thousands)

1. Organization and Description of Business

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd. (the “Company”) was incorporated on December 29, 2006 in the province of Sichuan of the People’s Republic of China and is a joint venture formed between Chengdu Kanghong Technology (Group) Co., Ltd. and Sagent Pharmaceuticals, Inc. (the “Shareholders”) to establish a production facility in Chengdu, China with the principal business of developing and manufacturing pharmaceutical products, principally injectable-based generic equivalents to branded products. Operations of the Company substantially commenced in March 2007 and have consisted principally of raising capital, establishing facilities, and recruiting personnel for the purpose of conducting development activities in preparation for site validation by U.S. Food & Drug Administration (FDA). As the planned commercial operations have not commenced, the Company is considered a development stage company.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern even though the Company has incurred operating losses since inception and has an accumulated deficit of approximately US$14.0 million as at December 31, 2011. The Company expects to incur further operating losses in the next 12 months as it continues to incur pre-production related expenses in an effort to validate the Company’s production facility for FDA approval. In light of these challenges, our Board of Directors is evaluating a range of strategic alternatives with the goal of preserving and creating value for the benefit of shareholders and creditors. Accordingly, the Company may have to raise additional funds to sustain operations and execute on its operating plan. There can be no assurance that the Company will be able to raise additional capital from the shareholders or that financing will be available on satisfactory terms, if at all. Additionally, the Company’s existing long-term credit facilities (see Note 8) have a financial operating covenant that becomes operable once the Company commences the selling of their products. However, given its limited operating history there can be no assurances that it will comply with this operating covenant and therefore the credit facilities would be due on demand. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Additionally, these financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this going concern uncertainty.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets and acquired intangible assets and accounting for deferred income taxes. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates, and as such, differences may be material to the financial statements.

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements (Continued)

Years Ended December 31, 2011, 2010 and 2009 and for

the period from December 29, 2006 (date of inception) to December 31, 2011

(Amounts in thousands)

2. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents and other current liabilities, approximate their fair values because of their short maturities.

Foreign Currency

The functional currency of the Company is Renminbi (RMB). Transactions denominated in foreign currencies are remeasured into the functional currency at the exchange rates prevailing on the transaction dates. Foreign currency denominated financial assets and liabilities are remeasured at the balance sheet date exchange rate. Exchange gains and losses are recognized in the statements of operations.

The accompanying financial statements are presented in U.S. dollars (US$). Assets and liabilities of the Company are translated into US$ at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded in accumulated other comprehensive income as a component of shareholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and demand deposits placed with banks or other financial institutions which are unrestricted as to withdrawal and use and have original maturities less than three months.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings	20 years
Machinery	5 -10 years
Office equipment	3 -5 years
Motor vehicles	5 years

Repair and maintenance costs are charged to expense when incurred, whereas the cost of betterments that extends the useful life of property, plant and equipment are capitalized as additions to the related assets. Retirement, sale and disposals of assets are recorded by removing the cost and related accumulated depreciation with any resulting gain or loss reflected in the statements of operations.

Property, plant and equipment that are purchased or constructed which require a period of time before the assets are ready for their intended use are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including installation costs and associated interest costs. Construction-in-progress is transferred to specific property and equipment accounts and commences depreciation when these assets are ready for their intended use. The capitalization of interest costs commences when expenditures for the asset have been made, activities that are necessary to get the asset ready for its intended use are in progress and interest cost is being incurred. The capitalization period ends when the asset is substantially complete and ready for its intended use.

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements (Continued)

Years Ended December 31, 2011, 2010 and 2009 and for

the period from December 29, 2006 (date of inception) to December 31, 2011

(Amounts in thousands)

2. Summary of Significant Accounting Policies (Continued)

Intangible Assets

Intangible assets include land use right and purchased software. They are carried at cost less accumulated amortization and any impairment, if any. Intangible assets with a finite useful life are amortized using the straight-line method over the estimated economic life of the intangible assets. The estimated useful life for the acquired intangible assets is as follows:

Purchased software	2 years
Land use right	50 years

Impairment of Long-lived Assets

The Company evaluates its long-lived assets or asset group, including intangible assets with finite lives, for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates for impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available for the long-lived assets. Because of our fiscal 2011 operating and cash flow loss and our history of such losses, we evaluated our long-lived assets for impairment during fiscal 2011; based on the results of this evaluation, the carrying value of these assets were determined to be recoverable. The Company did not record impairment charges associated with its long-lived assets or intangible assets for each of the three years in the period ended December 31, 2011 and for the period from December 29, 2006 (date of inception) to December 31, 2011. Nonetheless, it is possible that our estimates of undiscounted cash flows may change in the future resulting in the need to reassess the carrying value of our long-lived assets for impairment (see Note 1).

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements (Continued)

Years Ended December 31, 2011, 2010 and 2009 and for

the period from December 29, 2006 (date of inception) to December 31, 2011

(Amounts in thousands)

2. Summary of Significant Accounting Policies (Continued)

Pre-production Expenses

Pre-production costs are expensed as incurred. These expenses include the costs of the Company’s product development efforts, including formulation and design of products and production processes and testing and evaluation of pre-production prototypes.

Government Grants

Government grants received from the period of inception through December 31, 2011 are to subsidize the funding of the Company’s purchases of its manufacturing assets. The fair value of the government grants is recorded as deferred government grants and will be amortized over the weighted average useful life of the related manufacturing assets once all attaching conditions are complied with and the related assets are substantially complete and ready for their intended use.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Comprehensive income is reported in the statement of comprehensive loss and the statement of shareholders’ equity. Comprehensive income of the Company includes net income and foreign currency translation differences for each of the three years in the period ended December 31, 2011 and for the period from December 29, 2006 (date of inception) to December 31, 2011.

Comparative Financial Statements

Certain comparative amounts in the financial statements have been reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update 2011-04 (ASU 2011-04), “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The provisions of ASU 2011-04 are not expected to have a material impact on the financial position, results of operations or cash flows of the Company.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements (Continued)

Years Ended December 31, 2011, 2010 and 2009 and for

the period from December 29, 2006 (date of inception) to December 31, 2011

(Amounts in thousands)

Recent Accounting Pronouncements (continued)

are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter, with early adoption permitted. The Company early adopted ASU 2011-05 effective for the reporting period ending on December 31, 2011. This adoption did not have an impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the Company’s current presentation. The Company has elected to present other comprehensive income in a separate statement of comprehensive loss.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income”. ASU 2011-12 superseded certain pending paragraphs in Update No. 2011-05. The intent of this Update is to defer changes to the presentation requirements for reclassifications out of accumulated other comprehensive income contained in Update 2011-05 to allow the Board time to reconsider whether changes should be made to the presentation requirements for reclassification adjustments out of accumulated other comprehensive income. The amendments in this Update do not affect the effective date of the other presentation requirements in Update 2011-05. The provisions of ASU 2011-12 are not expected to have material impact on the financial position, results of operations or cash flows of the Company.

3. Concentration of Risk

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents. As of December 31, 2011 and 2010, the Company’s cash and cash equivalents were all deposited with two financial institutions located in the PRC. Management believes that the financial institutions are of high credit quality and continually monitors the credit worthiness of the financial institutions. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006 that came into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go into bankruptcy. In addition, since China’s concession to the World Trade Organization, foreign banks have been gradually permitted to operate in China and have been significant competitors against Chinese banks in many aspects, especially since the opening of the Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy of the Chinese banks in which the Company has deposits has increased. In the event of bankruptcy of the banks which hold the Company’s deposits, it is unlikely to claim its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.

Currency convertibility risk

A significant portion of the Company’s businesses are transacted in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements (Continued)

Years Ended December 31, 2011, 2010 and 2009 and for

the period from December 29, 2006 (date of inception) to December 31, 2011

(Amounts in thousands)

3. Concentration of Risk (continued)

Foreign currency exchange rate risk

The RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The appreciation of the RMB against U.S. dollars was approximately 4.9%, 3.0% and 6.4% in the years ended December 31, 2011, 2010 and 2009, respectively.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2011	2010
Prepaid expenses	$309	$148
Other receivables	10	236

	$319	$384

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2011	2010
At cost:
Building	$951	$—
Machinery	2,382	—
Office equipment	1,588	343
Vehicles	142	135

	5,063	478
Less accumulated depreciation	(640)	(133)

	4,423	345
Construction in progress	45,070	45,169

	$49,493	$45,514

For the years ended December 31, 2011, 2010 and 2009, and for the period from December 29, 2006 (date of inception) to December 31, 2011, depreciation expenses were $492, $77, $40 and $624, respectively, which were included in pre-production expenses and general and administrative expenses in amount of $366, $23, $0 and $389 and $126, $54, $40 and $235, respectively, in the respective periods. As of December 31, 2011 and 2010, the net book values of property, plant and equipment pledged as collateral for bank loans were $46,204 and $14,668, respectively. Construction in progress included capitalized interest of $729, $13, $0 and $742 for the years ended December 31, 2011, 2010 and 2009, and for the period from December 29, 2006 (date of inception) to December 31, 2011, respectively.

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements (Continued)

Years Ended December 31, 2011, 2010 and 2009 and for

the period from December 29, 2006 (date of inception) to December 31, 2011

(Amounts in thousands)

6. Intangible Assets

Intangible assets consist of the following:

December 31, 2011	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In years)
Purchased software	2	$71	$(46)	$25
Land use right	50	2,010	(147)	1,863

Total		$2,081	$(193)	$1,888

December 31, 2010	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In years)
Purchased software	2	$51	$(19)	$32
Land use right	50	1,913	(102)	1,811

Total		$1,964	$(121)	$1,843

Amortization expenses of intangible assets for the years ended December 31, 2011, 2010 and 2009 and for the period from December 29, 2006 (date of inception) to December 31, 2011 were $63, $48, $42 and $181, respectively, and were recorded in general and administrative expenses.

The future amortization of intangible assets is as follows:

Year Ending December 31,
2012	$60
2013	47
2014	41
2015	41
2016	41
Thereafter	1,658

$1,888

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements (Continued)

Years Ended December 31, 2011, 2010 and 2009 and for

the period from December 29, 2006 (date of inception) to December 31, 2011

(Amounts in thousands)

7. Other payables

Other payables consist of the following:

	December 31,
	2011	2010
Payables for purchase of property and equipment	$1,680	$2,797
Others	392	368

	$2,072	$3,165

8. Long-term bank loans

The Company obtained two credit facilities in the amount of RMB37,000 ($5,872) and RMB83,000 ($13,173) in June 2011 and August 2010, respectively, with a five year terms. Both credit facilities are secured by certain fixed assets of the Company. The interest rate of the credit facilities is the prevailing interest rate of People’s Bank of China on the date of the draw downs. The Company drew down RMB10,000 ($1,510) under one of the credit facilities in October 2010 at an interest rate of 5.96% per annum and the remaining amount of RMB110,000 ($17,535) was drawn at various times throughout 2011 at interest rates ranging from 6.22% to 6.90% per annum. Repayment will be accelerated if the liabilities to assets ratio of the Company exceeds 70% and 80% during the term of the RMB37,000 and RMB83,000 credit facilities, respectively, or if the Company is unable to achieve 50% of its projected revenues when the Company commences commercial activities. During the year ended and as of December 31, 2011, the Company was in compliance with these covenants. All interest costs were capitalized in all periods presented, except for 2009 as no interest cost was incurred in that year (see Note 5).

Principal payments due on the long-term bank loans as of December 31, 2011 are as follow:

Year Ending December 31,
2012	$317
2013	1,588
2014	7,935
2015	9,205

$19,045

9. Income Taxes

In accordance with the PRC Corporate Income Tax Law (the “New CIT Law”) which was approved and became effective on January 1, 2008, the provision for Mainland China current income tax has been based on a statutory rate of 25% of the assessable profits of the Company for each of the three years in the period ended December 31, 2011.

Loss before income taxes for each of the three years in the period ended December 31, 2011 was derived in the PRC.

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements (Continued)

Years Ended December 31, 2011, 2010 and 2009 and for

the period from December 29, 2006 (date of inception) to December 31, 2011

(Amounts in thousands)

9. Income Taxes (continued)

The Company’s total income tax expense for each of the three years in the period ended December 31, 2011 and for the period from December 29, 2006 (date of inception) to December 31, 2011 is zero, and differs from the theoretical amount that would arise using the PRC statutory income tax rate primarily due to the effects of valuation allowances on the deferred tax assets generated during the respective years.

Deferred tax assets reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has deferred tax assets of $3,313, which are fully offset by a valuation allowance. The significant components of deferred tax assets are related to pre-operating expenses.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based on the Company’s historical taxable losses and their projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that all deferred tax assets will not be realized.

Based upon the Company’s evaluation of its income tax positions as of December 31, 2011, the Company has no unrecognized tax positions. As of December 31, 2011, the tax years ended December 31, 2007 through 2011 for the PRC entities remain open for statutory examination by the PRC tax authorities.

10. Shareholder Contribution

Sagent Pharmaceuticals, Inc., one of the Company’s shareholders, granted stock options to two of the Company’s employees and also provided cash compensation to one of these employees in 2011, 2010 and 2009. Twenty-five percent of these options are to be vested on each anniversary date from the vesting commencement date of the respective grants over a four year period. These stock options are accounted for as non-employee stock options given these stock options were granted to employees of an investee by a non-controlling shareholder. Therefore, these grants are recorded at fair value at each reporting date during the vesting period. No expenses and shareholder contributions were recorded in 2010 and 2009 as the amounts related to the stock options and cash compensation were immaterial. The Company recorded $1,178 as a shareholder contribution and recognized the associated stock-based and cash compensation expense in the general and administrative expense for the year ended December 31, 2011 and for the period from December 29, 2006 (date of inception) to December 31, 2011.

11. Commitment and Contingencies

Purchase Commitments

As of December 31, 2011, the Company had outstanding purchase commitments related to property, plant and equipment in the amount of $1,132, which are all due within one year.

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements (Continued)

Years Ended December 31, 2011, 2010 and 2009 and for

the period from December 29, 2006 (date of inception) to December 31, 2011

(Amounts in thousands)

12. Fair Value Measurement

The Company applies ASC topic 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 requires disclosures to be provided on fair value measurement.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

ASC 820 describes three main approaches to measuring the fair value of assets and liabilities: (1) market approach; (2) income approach and (3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace an asset.

In accordance with ASC 820, the Company measures cash equivalents at fair value. Cash equivalents are classified within Level 1 as the cash equivalents are valued using either quoted market prices.

13. Related Party Transactions

Name and Relationship with Related Parties:

Name of related party	Relationship with the Company
Sagent Pharmaceuticals, Inc.	Joint venture shareholder
Chengdu Kanghong Pharmaceutical Group Co., Ltd.	Joint venture shareholder

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements (Continued)

Years Ended December 31, 2011, 2010 and 2009 and for

the period from December 29, 2006 (date of inception) to December 31, 2011

(Amounts in thousands)

13. Related Party Transaction (continued)

In addition to the share based payments described in Note 10, the Company had the following related party transactions and balances during the years presented:

	For the year ended December 31,			Period from December 29, 2006 (date of inception) to December 31,
	2011	2010	2009	2011
Purchase of testing materials from:
- Sagent Pharmaceuticals, Inc.	$44	$—	$—	$44

	$44	$—	$—	$44

Balances with Related Parties

	As of December 31,
	2011	2010
Amount due to related parties:
- Sagent Pharmaceuticals, Inc.	$44	$—

	$44	$—

As of December 31, 2011 and 2010, all balances with related parties were unsecured, non-interest bearing and repayable on demand.

14. Subsequent Events

In accordance with ASC 855, “Subsequent Events”, as amended by ASU 2010-09, the Company evaluated subsequent events through March 28, 2012, which was also the date that the financial statements were available to be issued, and there were no subsequent events requiring disclosure.