Form 10-Q
period 2012-03-31
Sagent Pharmaceuticals, Inc.
filed 2012-05-10
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

At April 30, 2012, there were 27,921,373 shares of the registrant’s common stock outstanding.

Sagent Pharmaceuticals, Inc.

In this report, “Sagent,” “we,” “us” and “our” refers to Sagent Pharmaceuticals, Inc. and subsidiaries, and “Common Stock” refers to Sagent’s common stock.

Sagent Pharmaceuticals, Inc. Condensed Consolidated Balance Sheets (in thousands, except share amounts)
	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,281	$52,203
Short-term investments	41,371	73,761
Accounts receivable, net of chargebacks and other deductions	24,110	29,028
Inventories, net	42,198	41,487
Due from related party	1,896	2,379
Prepaid expenses and other current assets	3,655	1,988

Total current assets	135,511	200,846
Property, plant, and equipment, net	837	884
Investment in joint ventures	22,354	22,762
Intangible assets, net	5,954	5,426
Other assets	319	590

Total assets	$164,975	$230,508

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,015	$35,403
Due to related party	5,768	4,303
Accrued profit sharing	2,315	3,753
Accrued liabilities	5,775	7,634
Current portion of long-term debt	-	8,182
Notes payable	-	24,867

Total current liabilities	29,873	84,142

Long term liabilities:
Long-term debt	-	4,091
Other long-term liabilities	6	606

Total liabilities	29,879	88,839

Stockholders’ equity:
Common stock—$0.01 par value, 100,000,000 authorized and 27,921,373 and 27,901,174 outstanding at March 31, 2012 and December 31, 2011, respectively	279	279
Additional paid-in capital	267,440	266,062
Accumulated other comprehensive income	2,500	2,162
Accumulated deficit	(135,123)	(126,834)

Total stockholders’ equity	135,096	141,669

Total liabilities and stockholders’ equity	$164,975	$230,508

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2012	2011

Net revenue	$38,280	$30,344
Cost of sales	32,518	25,755

Gross profit	5,762	4,589
Operating expenses:
Product development	4,631	2,357
Selling, general and administrative	7,627	4,975
Equity in net loss of joint ventures	456	673

Total operating expenses	12,714	8,005

Loss from operations	(6,952)	(3,416)
Interest income and other	78	19
Interest expense and other	(1,415)	(520)
Change in fair value of preferred stock warrants	-	(454)

Loss before income taxes	(8,289)	(4,371)
Provision for income taxes	-	-

Net loss	$(8,289)	$(4,371)

Net loss per common share:
Basic	$(0.30)	$(2.09)
Diluted	$(0.30)	$(2.09)
Weighted-average of shares used to compute net loss per common share:
Basic	27,915	2,088
Diluted	27,915	2,088

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)
	Three months ended March 31,
	2012	2011
Net loss	$(8,289)	$(4,371)
Other comprehensive income, net of tax
Foreign currency translation adjustments	225	244
Unrealized gains on available for sale securities	113	-

Total other comprehensive income, net of tax	338	244

Comprehensive loss	$(7,951)	$(4,127)

See accompanying notes to condensed consolidated financial statements

Sagent Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(8,289)	$(4,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,633	203
Stock-based compensation	1,285	490
Equity in net loss of joint ventures	456	673
Change in fair value of preferred stock warrants	-	454
Changes in operating assets and liabilities:
Accounts receivable, net	4,918	(977)
Inventories	(711)	(872)
Prepaid expenses and other current assets	(1,690)	(1,341)
Due from related party	483	461
Accounts payable and other accrued liabilities	(21,217)	(10,916)

Net cash used in operating activities	(23,132)	(16,196)

Cash flows from investing activities
Capital expenditures	(7)	(6)
Return of principal balance of restricted cash	23	121
Investments in unconsolidated joint ventures	(51)	(17)
Return of capital from unconsolidated joint venture	228	670
Purchases of investments	(67,401)	-
Sale of investments	99,602	-
Purchase of product rights	(1,360)	(70)

Net cash provided by (used in) investing activities	31,034	698

Cash flows from financing activities
Reduction in short-term notes payable	(24,867)	(1,988)
Proceeds from issuance of long-term debt	-	15,000
Repayment of long-term debt	(12,273)	-
Proceeds from issuance of common stock, net of issuance costs	90	561
Payment of deferred financing costs	(774)	(35)

Net cash (used in) provided by financing activities	(37,824)	13,538

Net decrease in cash and cash equivalents	(29,922)	(1,960)
Cash and cash equivalents, at beginning of period	52,203	34,376

Cash and cash equivalents, at end of period	$22,281	$32,416

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

The condensed consolidated financial statements include Sagent as well as our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. We account for our investments in Kanghong Sagent (Chengdu) Pharmaceutical Corporation Limited (“KSCP”) and in Sagent Agila LLC (formerly Sagent Strides LLC) using the equity method of accounting, as our interest in each entity provides for joint financial and operational control. Operating results of our KSCP equity method investment are reported on a one-month lag.

You should read these statements in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2011, filed with the SEC on March 29, 2012.

New Accounting Pronouncements:

In May 2011, new guidance was issued on the accounting for fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as a description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. We adopted this guidance on January 1, 2012. Adoption of this guidance did not have a significant impact on our financial results.

Note 2. Investments:

Our investments at March 31, 2012 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and cash equivalents	Short term investments
Assets
Cash	$1,952	$-	$-	$1,952	$1,952	$-
Money market funds	20,329	-	-	20,329	20,329	-
Corporate bonds and notes	38,847	24	-	38,871	-	38,871
US government securities	2,500	-	-	2,500	-	2,500

	$63,628	$24	$-	$63,652	$22,281	$41,371

Investments with continuous unrealized losses for less than twelve months and their related fair values were as follows:

	Fair value	Unrealized losses
Corporate bonds and notes	$14,688	$(8)
US government securities	-	-

	$14,688	$(8)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Because we do not currently intend to sell these investments, and it is not more likely than not that we will be required to sell our investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2012.

The original cost and estimated current fair value of our fixed-income securities are set forth below.

	Cost basis	Estimated fair value
Due in one year or less	$30,815	$30,827
Due between one and five years	10,532	10,544

	$41,347	$41,371

Note 3. Inventories:

Inventories at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012			December 31, 2011
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory
Finished goods	$45,394	$-	$45,394	$47,666	$-	$47,666
Raw materials	522	-	522	-	264	264
Inventory reserve	(3,718)	-	(3,718)	(6,443)	-	(6,443)

	$42,198	$-	$42,198	$41,223	$264	$41,487

Note 4. Intangible assets, net:

Intangible assets at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$2,749	$(1,184)	$1,565	$2,528	$(1,070)	$1,458
Product development rights	4,389	-	4,389	3,968	-	3,968

	$7,138	$(1,184)	$5,954	$6,496	$(1,070)	$5,426

Movements in intangible assets were due to the following:

	Product licensing rights	Product development rights
December 31, 2011	$1,458	$3,968

Acquisition of product rights	220	1,141

Amortization of product rights	(113)	(720)

March 31, 2012	$1,565	$4,389

The weighted-average period prior to the next extension or renewal for the fourteen products comprising our product licensing rights intangible asset was 37 months at March 31, 2012.

We currently estimate amortization expense over each of the next five years as follows:

For the year ending:	Amortization expense
March 31, 2013	$4,459

March 31, 2014	671

March 31, 2015	266

March 31, 2016	228

March 31, 2017	91

Note 5. Investment in KSCP:

Changes in our investment in KSCP during the three months ended March 31, 2012 were as follows:

Investment in KSCP at January 1, 2012	$20,888
Equity in net loss of KSCP	(1,084)
Currency translation adjustment	225
Investments in KSCP	44

Investment in KSCP at March 31, 2012	$20,073

Condensed statement of operations information of KSCP is presented below.

	Three months ended March 31,
Condensed statement of operations information	2012	2011

Net revenues	$-	$-

Gross profit	-	-

Net loss	(1,459)	(2,066)

Note 6. Accrued liabilities:

Accrued liabilities at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Payroll and employee benefits	$1,910	$2,222
Sales and marketing	3,567	4,604
Other accrued liabilities	298	808

	$5,775	$7,634

Note 7. Debt:

In February 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Agreement”). The SVB Agreement provides for a $40,000 asset based revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable and inventory and the satisfaction of conditions precedent specified in the SVB Agreement. The SVB Agreement matures on February 13, 2016, at which time all outstanding amounts will become due and payable. Borrowings under the SVB Agreement may be used for general corporate purposes, including funding working capital. Amounts drawn bear an interest rate equal to, at our option, either a Eurodollar rate plus 2.50% per annum or an alternative base rate plus 1.50% per annum. We also pay a commitment fee on undrawn amounts equal to 0.30% per annum. The SVB Agreement contains various covenants and restrictions requiring us to maintain a minimum adjusted quick ratio, minimum level of free cash flow, restrictions on our ability to incur additional indebtedness, make certain investments, create liens, pay dividends, sell assets or enter into a merger or acquisition. During the continuance of an event of default, at Silicon Valley Bank’s option, all obligations will bear interest at a rate per annum equal to 5.00% per annum above the otherwise applicable rate. At March 31, 2012, we were in default of the free cash flow covenant in the SVB Agreement. On May 10, 2012, Silicon Valley Bank agreed to waive the covenant at March 31, 2012 and revised the covenant for the remainder of 2012. In connection with the waiver and modification, we paid a fee of $100. No borrowings were outstanding as of March 31, 2012.

Concurrent with entering into the SVB Agreement, we repaid in full with cash on hand all outstanding amounts under our existing term loan credit facility and senior secured revolving credit facility, plus certain associated fees, and terminated the agent’s and lender’s commitments to extend further credit under those facilities. Concurrent with the repayment and termination of these agreements, all liens and security interests against our property that secured the obligations under these agreements were released and discharged. Loans under the SVB Agreement are secured by a lien on substantially all of our and our principal operating subsidiary’s assets, other than our equity interests in our joint ventures and certain other limited exceptions.

As part of the termination of these agreements, we were required to pay to the lenders under those facilities $1,500 of early termination fees and a $600 exit fee associated with the term loan credit facility; however, $1,050 of such fees owing to Silicon Valley Bank under these agreements were deferred in connection with the execution of the SVB Agreement and will only be payable upon the occurrence of certain early termination events as set forth in the SVB Agreement. We have accounted for the termination of these agreements as the extinguishment of the term loan credit facility, and the partial extinguishment of the senior secured revolving credit facility. We recorded $1,124 to account for early termination fees and the acceleration of deferred financing costs related to the partial extinguishment of these facilities within interest expense in the condensed consolidated statement of operations.

Note 8. Fair value measurements:

Assets measured at fair value on a recurring basis as of March 31, 2012 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$20,329	$20,329	$-	$-
Corporate bonds and notes	38,871	-	38,871	-
US government securities	2,500	-	2,500	-

Short-term investments	$41,371	$-	$41,371	$-

Total assets	$61,700	$20,329	$41,371	$-

The fair value of our Level 2 investments is based on a combination of quoted market prices of similar securities and matrix pricing provided by third-party pricing services utilizing securities of similar quality and maturity.

Assets measured at fair value on a recurring basis as of December 31, 2011 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$25,373	$25,373	$-	$-
Commercial paper	28,948	-	28,948	-
Corporate bonds and notes	40,313	-	40,313	-
US government securities	4,500	-	4,500	-

Short-term investments	$73,761	$-	$73,761	$-

Total assets	$99,134	$25,373	$73,761	$-

There were no transfers of assets between Level 1 and Level 2 during the periods presented.

During the three months ended March 31, 2011 changes in the fair value of our preferred stock warrants measured using significant unobservable inputs (Level 3), were comprised of the following:

Three months ended March 31, 2011
Balance at beginning of period	$1,432
Change in fair value of warrants	454

Balance at end of period	$1,886

In April 2011, the holder of our preferred stock warrants exercised all of the warrants concurrent with our initial public offering, as such, no preferred stock warrants are outstanding at March 31, 2012 or December 31, 2011.

Note 9. Accumulated other comprehensive income:

Accumulated other comprehensive income at March 31, 2012 and December 31, 2011 is comprised of the following:

	March 31, 2012	December 31, 2011
Currency translation adjustment, net of tax	$2,476	$2,251
Unrealized gains (losses) on available for sale securities, net of tax	24	(89)

Total accumulated other comprehensive income	$2,500	$2,162

Note 10. Earnings per share:

Basic earnings per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, 2,451,290 and 20,897,762 common share equivalents, comprised of preferred shares, restricted stock, preferred stock warrants and unexercised stock options, have been excluded from the calculation of diluted earnings per share for the periods ended March 31, 2012 and 2011, respectively.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Basic and dilutive numerator:
Net loss, as reported	$(8,289)	$(4,371)

Denominator:
Weighted-average common shares outstanding—basic (in thousands)	27,915	2,088

Net effect of dilutive securities:
Weighted-average conversion of Class A and Class B preferred stock	-	-
Stock options and restricted stock	-	-

Weighted-average common shares outstanding—diluted (in thousands)	27,915	2,088

Net loss per common share (basic)	$(0.30)	$(2.09)

Net loss per common share (diluted)	$(0.30)	$(2.09)

Note 11. Stock-based compensation:

We granted 192,850 stock options, 13,608 restricted stock units and 34,050 restricted stock awards during the three months ended March 31, 2012. We did not grant stock options during the three months ended March 31, 2011. There were 19,391 and 146,103 stock options exercised during the three months ended March 31, 2012 and 2011, with an aggregate intrinsic value of $344 and $1,307, respectively.

Note 12. Net revenue by product:

Net revenue by product line is as follows:

	Three months ended March 31,
Therapeutic class:	2012	2011
Anti-infective	$17,247	$12,593

Critical care	17,511	12,187

Oncology	3,522	5,564

	$38,280	$30,344

Note 13. Related party transactions:

As of March 31, 2012 and December 31, 2011, respectively, we had a receivable of $614 and $298 from Sagent Agila LLC, which is expected to offset future profit-sharing payments. As of March 31, 2012 and December 31, 2011, respectively, we also had a deposit of $1,246 and $2,081 with our Sagent Agila LLC joint venture partner, Strides Arcolab International Limited, for future inventory purchases. These amounts are included within due from related party on the condensed consolidated balance sheet. As of March 31, 2012 and December 31, 2011, respectively, we had a payable of $5,768 and $4,303 to Sagent Agila LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements. During the three months ended March 31, 2012, Sagent Agila LLC distributed $455 of profit sharing receipts to its joint venture partners. As the Sagent Agila joint venture is in a cumulative loss position, our share of this distribution has been treated as a return of capital in the condensed consolidated statement of cash flows.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and with our audited financial statements and the notes found in our most recent Annual Report on Form 10-K filed with the SEC on March 29, 2012. Unless otherwise noted, all dollar amounts are in thousands.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “could have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. In addition, this report contains forward-looking statements regarding our ability to generate operating profit in the near term; the adequacy of our current cash balances to fund our ongoing operations; our utilization of our net operating loss carryforwards; and our ability to meet our obligations under our new Revolving Credit Facility with Silicon Valley Bank.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, and the cautionary statements set forth below, as well as elsewhere in this Quarterly Report on Form 10-Q, and those contained in Item 1A under the heading “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 29, 2012, identify important factors that could cause actual results to differ materially from those indicated by our forward-looking statements. Such factors, include, but are not limited to:

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

•

two of our products, heparin and levofloxacin in pre-mix bags, each of which is supplied to us by a single vendor, represent a significant portion of our net revenues and, if the volume or pricing of either of these products declines, or we are unable to satisfy market demand for either of these products, it could have a material adverse effect on our business, financial position and results of operations;

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

EBITDA and Adjusted EBITDA

We use the non-GAAP financial measures “EBITDA” and “Adjusted EBITDA” and corresponding growth ratios. We define EBITDA as our net loss less interest expense, provision for income taxes, depreciation and amortization. We define adjusted EBITDA as net loss less interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the equity in net loss of our KSCP joint venture. We believe that EBITDA and Adjusted EBITDA are relevant and useful supplemental information for our investors. Our management believes that the presentation of these non-GAAP financial measures, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measures, provides a more complete understanding of the factors and trends affecting Sagent than could be obtained absent these disclosures. Management uses EBITDA, Adjusted EBITDA and corresponding ratios to make operating and strategic decisions and evaluate our performance. We have disclosed this measure so that our investors have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that EBITDA and Adjusted EBITDA reflect the underlying operating performance of the company on an ongoing basis. The limitation of these measures are that they exclude items that have an impact on net loss. The best way that these limitations can be addressed is by using EBITDA and Adjusted EBITDA in combination with our GAAP reported net loss. Because EBITDA and Adjusted EBITDA calculations may vary among other companies, the EBITDA and Adjusted EBITDA figures presented below may not be comparable to similarly titled measures used by other companies. Our use of EBITDA and Adjusted EBITDA is not meant to be considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the following tables reconciling EBITDA and Adjusted EBITDA to our GAAP reported net loss.

	Three months ended March 31,
	2012	2011	$ Change	% Change
Adjusted EBITDA	$(3,317)	$(2,172)	$(1,145)	(52.7%)
Stock-based compensation expense	1,285	490	795	162.2%
Equity in net loss of KSCP joint venture	1,084	1,032	52	5.0%

EBITDA	$(5,686)	$(3,694)	$(1,992)	(53.9%)

Depreciation expense	54	54	-	(0.0%)
Amortization expense[1]	1,134	103	1,031	1000.0%
Interest expense	1,415	520	895	172.1%
Provision for income taxes	-	-	-	(0.0%)

Net loss	$(8,289)	$(4,371)	$(3,918)	(89.6%)

[1]

Amortization expense excludes $445 and $46 of amortization in the three months ended March 31, 2012 and 2011, respectively, related to deferred financing fees, which is included within interest expense and other in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011.

Discussion and Analysis

Consolidated results of operations

The following compares our consolidated results of operations for the three months ended March 31, 2012 with those of the three months ended March 31, 2011:

	Three months ended March 31,
	2012	2011	$ change	% change
Net revenue	$38,280	$30,344	$7,936	26%
Cost of sales	32,518	25,755	6,763	26%

Gross profit	5,762	4,589	1,173	26%
Gross profit as % of net revenues	15.1%	15.1%

Operating expenses:
Product development	4,631	2,357	2,274	96%
Selling, general and administrative	7,627	4,975	2,652	53%
Equity in net loss of joint ventures	456	673	(217)	(32)%

Total operating expenses	12,714	8,005	4,709	59%

Loss from operations	(6,952)	(3,416)	(3,536)	104%
Interest income and other	78	19	59	311%
Interest expense	(1,415)	(520)	(895)	(172)%
Change in fair value of preferred stock warrants	-	(454)	454	(100)%

Loss before income taxes	(8,289)	(4,371)	(3,918)	90%
Provision for income taxes	-	-	-	-

Net loss	$(8,289)	$(4,371)	$(3,918)	90%

Net loss per common share:
Basic	$(0.30)	$(2.09)	$1.79	86%
Diluted	$(0.30)	$(2.09)	$1.79	86%

Net revenue: Net revenue for the three months ended March 31, 2012 totaled $38.3 million, an increase of $7.9 million, or 26%, as compared to $30.3 million for the three months ended March 31, 2011. The launch of 34 new codes or presentations of 12 products since March 31, 2011, including levofloxacin, contributed $11.4 million of the net revenue increase in the first quarter of 2012. Net revenue for products launched prior to March 31, 2011 decreased $3.4 million, or 11%, to $26.9 million in the first quarter of 2012 due to lower pricing, especially on our heparin products, partially offset by increased unit volume across our portfolio.

Cost of sales: Cost of goods sold for the three months ended March 31, 2012 totaled $32.5 million, an increase of $6.8 million, or 26%, as compared to $25.8 million for the three months ended March 31, 2011. Gross profit as a percentage of net revenues was 15.1% for each of the three months ended March 31, 2012 and the three months ended March 31, 2011. The impact of the introduction of higher margin products, particularly levofloxacin, was offset by the impact of lower pricing, particularly on our heparin products.

Product development: Product development expense for the three months ended March 31, 2012 totaled $4.6 million, an increase of $2.3 million, or 96%, as compared to $2.4 million for the three months ended March 31, 2011. The increase in product development expense was primarily due to the timing of milestone payments and FDA filing fees related to our development programs and expenses for outside consultants incurred in connection with the evaluation of growth initiatives.

As of March 31, 2012, our new product pipeline included 35 products represented by 63 ANDAs which we had filed, or licensed rights to, that were under review by the FDA and 9 products represented by 16 ANDAs that have been recently approved and were pending commercial launch. We expect to launch most of these remaining new products by the end of 2013. Also, we had an additional 28 products represented by 36 ANDAs under initial development at March 31, 2012.

Selling, general and administrative: Selling, general and administrative expenses for the three months ended March 31, 2012, totaled $7.6 million, an increase of $2.7 million, or 53%, as compared to $5.0 million for the three months ended March 31, 2011. The increase in selling, general and administrative expense was primarily due to increases in stock compensation expense and increases in headcount and corporate infrastructure to support our continued growth and manage the requirements of operating as a public company. Selling, general and administrative expense as a percentage of net revenue was 20% and 16% for the three months ended March 31, 2012 and 2011, respectively.

Equity in net loss of joint ventures: Equity in net loss of joint ventures for the three months ended March 31, 2012 totaled $0.5 million, a decrease of $0.2 million, or 32%, as compared to $0.7 million for the three months ended March 31, 2011. The decrease was primarily due to increased income generated by the Sagent Agila (formerly Sagent Strides LLC) joint venture, partially offset by additional development activities of our KSCP joint venture. Included in this amount is $0.7 million and $0.4 million, respectively, of earnings directly related to the sale of product through our joint venture with Strides.

Interest expense: Interest expense for the three months March 31, 2012 totaled $1.4 million, an increase of $0.9 million, or 172%, as compared to $0.5 million for the three months ended March 31, 2011. The increase was principally due to $0.8 million of fees and the write-off of $0.4 million of deferred financing costs associated with the early termination and partial extinguishment of our senior secured revolving and term loan credit facilities in February 2012. These increases were partially offset by lower borrowings during the quarter as we did not draw against the SVB revolving loan facility following our entry into this agreement in February 2012. Excluding fees associated with the early termination of our credit facilities, interest expense was $0.3 million.

Provision for income taxes: We have generated tax losses since inception and do not believe that it is more likely than not that our net operating loss carryforwards and other deferred tax assets will be utilized. As a result, we have decided that a full valuation allowance is required against our deferred tax assets. Because none of our current net operating loss carryforwards expire before 2027, we expect that we will have a reasonable opportunity to utilize all of these loss carryforwards before they expire, but such loss carryforwards will be usable only to the extent that we generate sufficient taxable income.

Net loss and net loss per common share: The net loss for the three months ended March 31, 2012 of $8.3 million increased by $3.9 million, or 90%, from the $4.4 million net loss for the three months ended March 31, 2011. Net loss per common share decreased by $1.79, or 86%. The decrease in net loss per common share is due to the following factors:

Basic and diluted EPS for the three months ended March 31, 2011	$(2.09)

Decrease in operations	(0.15)

Increase in common shares outstanding	1.94

Basic and diluted EPS for the three months ended March 31, 2012	$(0.30)

Liquidity and Capital Resources

Funding Requirements

As of March 31, 2012, we have not generated any operating profit and may not in the near term. We expect our continuing operating losses to result in the continued use of cash for operations. Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, launching the 44 products that are represented by our 79 ANDAs that have been recently approved and are pending commercial launch or are pending approval by the FDA as of March 31, 2012, successfully identifying and sourcing other new product opportunities, and business acquisition activity.

Based on our existing business plan, we expect cash, cash equivalents and short-term investments of approximately $63.7 million, together with borrowings available under our revolving loan facility, will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months. However, we may require additional funds in the event we change our business plan, pursue strategic transactions, including the acquisition of businesses or products, or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment or the loss of key relationships with suppliers, group purchasing organizations or end-user customers.

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

Cash Flows

Overview

On March 31, 2012, cash and cash equivalents on hand totaled $22.3 million. Short-term investments, generally U.S. government or investment grade corporate debt securities with a remaining term of two years or less, totaled $41.4 million. Working capital totaled $105.6 million and our current ratio (current assets to current liabilities) was approximately 4.5 to 1.0.

Sources and Uses of Cash

Operating activities: Net cash used in operating activities was $23.1 million for the three months ended March 31, 2012, compared with $16.2 million during the three months ended March 31, 2011. The increase in the use of cash was primarily due to an increase in our net loss of $3.9 million and reductions in our accounts payable and other accrued liabilities.

Investing activities: Net cash provided by investing activities was $31.0 million for the three months ended March 31, 2012, compared to $0.7 million net cash used in investing activities during the three months ended March 31, 2011. The change in cash flows from investing activities relates primarily to the net sale of short-term investments of $32.2 million to repay in full all amounts due under our term loan and senior secured revolving credit facilities.

Financing activities: Net cash used in financing activities was $37.8 million for the three months ended March 31, 2012, primarily related to the repayment in full of all outstanding amounts due under our term loan and senior secured revolving credit facilities. Net cash provided by financing activities of $13.5 million for the three months ended March 31, 2011 included $15.0 million in proceeds from borrowings related to the term loan credit facility offset by $2.0 million used in reducing the senior secured revolving credit facility.

Asset based revolving loan facility

In February 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Agreement”). The SVB Agreement provides for a $40.0 million asset based revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable and inventory and the satisfaction of conditions precedent specified in the SVB Agreement. The SVB Agreement matures on February 13, 2016, at which time all outstanding amounts will become due and payable. Borrowings under the SVB Agreement may be used for general corporate purposes, including funding working capital. Amounts drawn bear an interest rate equal to, at our option, either a Eurodollar rate plus 2.50% per annum or an alternative base rate plus 1.50% per annum. We also pay a commitment fee on undrawn amounts equal to 0.30% per annum. The SVB Agreement contains various covenants and restrictions requiring us to maintain a minimum adjusted quick ratio, minimum level of free cash flow, restrictions on our ability to incur additional indebtedness, make certain investments, create liens, pay dividends, sell assets or enter into a merger or acquisition. During the continuance of an event of default, at Silicon Valley Bank’s option, all obligations will bear interest at a rate per annum equal to 5.00% per annum above the otherwise applicable rate.

As of March 31, 2012, there were no borrowings outstanding under our new Silicon Valley Bank revolving loan facility. At March 31, 2012, we were not in compliance with the free cash flow covenant included in the SVB Agreement, which required that we achieve free cash flow, defined as net loss less interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, equity in net loss of our KSCP joint venture, capital expenditures and capitalized product development costs of ($2.0 million) for the three months ended March 31, 2012. On May 10, 2012, Silicon Valley Bank waived our non-compliance with this covenant, and modified the free cash flow covenant for the remainder of 2012. In connection with the waiver we paid a fee of $0.1 million.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the contractual obligations that are discussed below and in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2011, included in our Annual Report on Form 10-K, filed with the SEC on March 29, 2012.

Aggregate Contractual Obligations:

The following table summarizes our long-term contractual obligations and commitments as of March 31, 2012. The actual amount that may be required in the future to repay borrowings under the SVB Agreement may be different, as a result of borrowings under the facility.

	Payments due by period
Contractual obligations (1)	Total	Less than one year	1-3 years	3-5 years	More than five years
Long-term debt obligations (2)	$-	$-	$-	$-	$-

Operating lease obligations (3)	1,418	282	591	545	-

Contingent milestone payments (4)	23,401	13,710	8,642	926	123

Joint venture funding requirements (5)	1,074	964	110	-	-

	$25,893	$14,956	$9,343	$1,471	$123

(1)	We had no material purchase commitments, individually or in the aggregate, under our manufacturing and supply agreements.
(2)	No amounts were drawn under the SVB revolving loan facility as of March 31, 2012.
(3)	Includes annual minimum lease payments related to non-cancelable operating leases.
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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our significant accounting policies are described in Note 1 to our consolidated financial statements for the year ended December 31, 2011. Our significant accounting estimates are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2011. We have identified the following critical accounting policies:

•	Revenue recognition;
•	Inventories;
•	Income taxes;
•	Stock-based compensation;
•	Valuation and impairment of marketable securities;
•	Product development; and
•	Intangible assets.

For a discussion of critical accounting policies affecting us, see the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on March 29, 2012.

There have been no other material changes to the Company’s critical accounting policies and estimates since December 31, 2011.

New Accounting Guidance

See Note 1. Summary of Significant Accounting Policies, for a discussion of new accounting guidance.

Contingencies

See Note 14. Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our market risks relate primarily to changes in interest rates. Our new SVB revolving loan facility bears floating interest rates that are tied to LIBOR and an alternate base rate and, therefore our statements of operations and our cash flows will be exposed to changes in interest rates. As we had no borrowings outstanding at March 31, 2012, there is no impact related to potential changes in the LIBOR rate on our interest expense at March 31, 2012. We historically have not engaged in interest rate hedging activities related to our interest rate risk.

At March 31, 2012, we had cash and cash equivalents and short-term investments of $22.3 million and $41.4 million, respectively. Our cash and cash equivalents are held primarily in cash and money market funds, and our short-term investments are held primarily in corporate and U.S. government debt securities. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Internal Control over Financial Reporting.

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2012. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we are subject to claims and litigation arising in the ordinary course of business. At this time, there are no proceedings of which management is aware that are expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our most recent Annual Report on Form 10-K filed with the SEC on March 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities during the Quarter ended March 31, 2012

There are currently no share repurchase programs authorized by our Board of Directors. The following table provides information with respect to purchases we made of our common stock during the first quarter in 2012.

	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet Be Purchased Under the Program
January 1 – 31, 2012	-	$-	-	-
February 1 – 29, 2012	-	$-	-	-
March 1 – 31, 2012	-	$-	-	-

Total	-		-

[1]	Represents shares of common stock tendered or withheld to cover the exercise price of stock options and payroll tax withholdings related to the vesting of restricted and deferred stock.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

10.1	Loan and Security Agreement, dated February 13, 2012, by and among Sagent Pharmaceuticals, Inc., Sagent Pharmaceuticals, and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 16, 2012).

10.2*	First Loan Modification Agreement, dated May 9, 2012, by and among Sagent Pharmaceuticals, Inc., Sagent Pharmaceuticals, and Silicon Valley Bank.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	The following materials from Sagent’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and (vi) document and entity information.

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 133, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT PHARMACEUTICALS INC.

/s/ Jonathon M. Singer

Jonathon M. Singer Executive Vice President and Chief Financial Officer May 10, 2012