Form 10-Q
period 2012-06-30
Sagent Pharmaceuticals, Inc.
filed 2012-08-09
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At July 31, 2012, there were 27,957,793 shares of the registrant’s common stock outstanding.

Sagent Pharmaceuticals, Inc.

In this report, “Sagent,” “we,” “us” and “our” refers to Sagent Pharmaceuticals, Inc. and subsidiaries, and “Common Stock” refers to Sagent’s common stock.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$23,286	$52,203
Short-term investments	42,924	73,761
Accounts receivable, net of chargebacks and other deductions	24,826	29,028
Inventories, net	45,829	41,487
Due from related party	2,060	2,379
Prepaid expenses and other current assets	3,684	1,988

Total current assets	142,609	200,846
Property, plant, and equipment, net	799	884
Investment in joint ventures	22,369	22,762
Intangible assets, net	5,046	5,426
Other assets	401	590

Total assets	$171,224	$230,508

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,375	$35,403
Due to related party	7,409	4,303
Accrued profit sharing	2,921	3,753
Accrued liabilities	6,463	7,634
Current portion of long-term debt	—	8,182
Notes payable	—	24,867

Total current liabilities	39,168	84,142

Long term liabilities:
Long-term debt	—	4,091
Other long-term liabilities	6	606

Total liabilities	39,174	88,839

Stockholders’ equity:
Common stock—$0.01 par value, 100,000,000 authorized and 27,957,793 and 27,901,174 outstanding at June 30, 2012 and December 31, 2011, respectively	280	279
Additional paid-in capital	269,063	266,062
Accumulated other comprehensive income	2,546	2,162
Accumulated deficit	(139,839)	(126,834)

Total stockholders’ equity	132,050	141,669

Total liabilities and stockholders’ equity	$171,224	$230,508

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net revenue	$42,680	$32,254	$80,960	$62,598
Cost of sales	36,174	29,505	68,692	55,260

Gross profit	6,506	2,749	12,268	7,338
Operating expenses:
Product development	4,058	2,374	8,689	4,731
Selling, general and administrative	7,293	6,476	14,920	11,451
Equity in net (income) loss of joint ventures	(105)	524	351	1,197

Total operating expenses	11,246	9,374	23,960	17,379

Loss from operations	(4,740)	(6,625)	(11,692)	(10,041)
Interest income and other	72	56	150	75
Interest expense and other	(48)	(1,242)	(1,463)	(1,762)
Change in fair value of preferred stock warrants	—	(384)	—	(838)

Loss before income taxes	(4,716)	(8,195)	(13,005)	(12,566)
Provision for income taxes	—	—	—	—

Net loss	$(4,716)	$(8,195)	$(13,005)	$(12,566)

Net loss per common share:
Basic	$(0.17)	$(0.37)	$(0.47)	$(1.04)
Diluted	$(0.17)	$(0.37)	$(0.47)	$(1.04)
Weighted-average of shares used to compute net loss per common share:
Basic	27,936	22,196	27,925	12,141
Diluted	27,936	22,196	27,925	12,141

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net loss	$(4,716)	$(8,195)	$(13,005)	$(12,566)
Other comprehensive income, net of tax
Foreign currency translation adjustments	55	313	279	557
Unrealized gains (losses) on available for sale securities	(9)	(87)	105	(87)

Total other comprehensive income, net of tax	46	226	384	470

Comprehensive loss	$(4,670)	$(7,969)	$(12,621)	$(12,096)

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(13,005)	$(12,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,169	546
Stock-based compensation	2,656	1,051
Equity in net loss of joint ventures	351	1,197
Change in fair value of preferred stock warrants	—	838
Dividends from unconsolidated joint venture	563	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,202	(2,661)
Inventories	(4,342)	(1,122)
Prepaid expenses and other current assets	(1,719)	576
Due from related party	319	662
Accounts payable and other accrued liabilities	(11,874)	(11,052)

Net cash used in operating activities	(19,680)	(22,531)

Cash flows from investing activities
Capital expenditures	(24)	(113)
Return of principal balance (funding) of restricted cash	23	(463)
Investments in unconsolidated joint ventures	(242)	(68)
Return of capital from unconsolidated joint venture	—	924
Purchases of investments	(86,285)	(49,391)
Sale of investments	116,653	—
Purchase of product rights	(1,643)	(603)

Net cash provided by (used in) investing activities	28,482	(49,714)

Cash flows from financing activities
Reduction in short-term notes payable	(24,867)	(618)
Proceeds from issuance of long-term debt	—	15,000
Repayment of long-term debt	(12,273)	—
Proceeds from issuance of common stock, net of issuance costs	295	101,573
Payment of deferred financing costs	(874)	(80)

Net cash (used in) provided by financing activities	(37,719)	115,875

Net (decrease) increase in cash and cash equivalents	(28,917)	43,630
Cash and cash equivalents, at beginning of period	52,203	34,376

Cash and cash equivalents, at end of period	$23,286	$78,006

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

You should read these statements in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the SEC on March 29, 2012.

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

Note 2. Investments:

Our investments at June 30, 2012 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and cash equivalents	Short term investments
Assets
Cash	$4,250	$—	$—	$4,250	$4,250	$—
Money market funds	19,036	—	—	19,036	19,036	—
Corporate bonds and notes	33,409	16	—	33,425	—	33,425
Commercial paper	9,500	—	(1)	9,499	—	9,499

	$66,195	$16	$(1)	$66,210	$23,286	$42,924

Investments with continuous unrealized losses for less than twelve months and their related fair values at June 30, 2012 were as follows:

	Fair value	Unrealized losses

Corporate bonds and notes	$10,685	$(4)
Commercial paper	9,499	(1)

	$20,184	$(5)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Because we do not currently intend to sell these investments, and it is not more likely than not that we will be required to sell our investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2012.

The original cost and estimated current fair value of our fixed-income securities at June 30, 2012 are set forth below.

	Cost basis	Estimated fair value

Due in one year or less	$42,909	$42,924

	$42,909	$42,924

Note 3. Inventories:

Inventories at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012			December 31, 2011
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory
Finished goods	$47,787	$—	$47,787	$47,666	$—	$47,666
Raw materials	287	—	287	—	264	264
Inventory reserve	(2,245)	—	(2,245)	(6,443)	—	(6,443)

	$45,829	$—	$45,829	$41,223	$264	$41,487

Note 4. Intangible assets, net:

Intangible assets at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$2,748	$(1,295)	$1,453	$2,528	$(1,070)	$1,458
Product development rights	3,593	—	3,593	3,968	—	3,968

	$6,341	$(1,295)	$5,046	$6,496	$(1,070)	$5,426

Movements in intangible assets were due to the following:

	Product licensing rights	Product development rights
December 31, 2011	$1,458	$3,968
Acquisition of product rights	220	1,423
Amortization of product rights	(225)	(1,798)

June 30, 2012	$1,453	$3,593

The weighted-average period prior to the next extension or renewal for the 14 products comprising our product licensing rights intangible asset was 34 months at June 30, 2012.

We currently estimate amortization expense over each of the next five years as follows:

For the year ending:	Amortization expense
June 30, 2013	$3,860
June 30, 2014	352
June 30, 2015	216
June 30, 2016	167
June 30, 2017	22

Note 5. Investment in KSCP:

Changes in our investment in KSCP during the six months ended June 30, 2012 were as follows:

Investment in KSCP at January 1, 2012	$20,888
Equity in net loss of KSCP	(2,023)
Currency translation adjustment	279
Investments in KSCP	94

Investment in KSCP at June 30, 2012	$19,238

Condensed statement of operations information of KSCP is presented below.

	Three months ended June 30,		Six months ended June 30,
Condensed statement of operations information	2012	2011	2012	2011
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss	(1,854)	(1,369)	(3,307)	(3,057)

Note 6. Accrued liabilities:

Accrued liabilities at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Payroll and employee benefits	$2,259	$2,222
Sales and marketing	3,816	4,604
Other accrued liabilities	388	808

	$6,463	$7,634

Note 7. Debt:

In February 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Agreement”). The SVB Agreement provides for a $40,000 asset based revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable and inventory and the satisfaction of conditions precedent specified in the SVB Agreement. The SVB Agreement matures on February 13, 2016, at which time all outstanding amounts will become due and payable. Borrowings under the SVB Agreement may be used for general corporate purposes, including funding working capital. Amounts drawn bear an interest rate equal to, at our option, either a Eurodollar rate plus 2.50% per annum or an alternative base rate plus 1.50% per annum. We also pay a commitment fee on undrawn amounts equal to 0.30% per annum. The SVB Agreement contains various covenants and restrictions, including covenants requiring us to maintain a minimum adjusted quick ratio and a minimum level of free cash flow, and restrictions on our ability to incur additional indebtedness, make certain investments, create liens, pay dividends, sell assets or enter into a merger or acquisition. During the continuance of an event of default, at Silicon Valley Bank’s option, all obligations will bear interest at a rate per annum equal to 5.00% per annum above the otherwise applicable rate. At March 31, 2012, we were in default of the free cash flow covenant in the SVB Agreement. On May 10, 2012, Silicon Valley Bank agreed to waive the covenant at March 31, 2012 and modified the covenant for the remainder of 2012. In connection with the waiver and modification, we paid a fee of $100. As of June 30, 2012, no borrowings were outstanding and we were in compliance with all of our covenants.

Concurrent with entering into the SVB Agreement, we repaid in full with cash on hand all outstanding amounts under our former term loan credit facility and senior secured revolving credit facility, plus certain associated fees, and terminated the agent’s and lender’s commitments to extend further credit under those facilities. Concurrent with the repayment and termination of these agreements, all liens and security interests against our property that secured the obligations under these agreements were released and discharged. Loans under the SVB Agreement are secured by a lien on substantially all of our and our principal operating subsidiary’s assets, other than our equity interests in our joint ventures and certain other limited exceptions.

As part of the termination of these prior agreements, we were required to pay to the lenders under those facilities $1,500 of early termination fees and a $600 exit fee associated with the term loan credit facility; however, $1,050 of such fees owing to Silicon Valley Bank under these agreements were deferred in connection with the execution of the SVB Agreement and will only be payable upon the occurrence of certain early termination events as set forth in the SVB Agreement. We have accounted for the termination of these prior agreements as the extinguishment of the term loan credit facility, and the partial extinguishment of the senior secured revolving credit facility. We recorded $1,124 in the six months ended June 30, 2012 to account for early termination fees and the acceleration of deferred financing costs related to the partial extinguishment of these facilities within interest expense in the condensed consolidated statement of operations.

Note 8. Fair value measurements:

Assets measured at fair value on a recurring basis as of June 30, 2012 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$19,036	$19,036	$—	$—
Corporate bonds and notes	33,425	—	33,425	—
Commercial paper	9,499	—	9,499	—

Short-term investments	$42,924	$—	$42,924	$—

Total assets	$61,960	$19,036	$42,924	$—

The fair value of our Level 2 investments is based on a combination of quoted market prices of similar securities and matrix pricing provided by third-party pricing services utilizing securities of similar quality and maturity.

Assets measured at fair value on a recurring basis as of December 31, 2011 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$25,373	$25,373	$—	$—
Commercial paper	28,948	—	28,948	—
Corporate bonds and notes	40,313	—	40,313	—
US government securities	4,500	—	4,500	—

Short-term investments	$73,761	$—	$73,761	$—

Total assets	$99,134	$25,373	$73,761	$—

There were no transfers of assets between Level 1 and Level 2 during the periods presented.

During the three and six months ended June 30, 2011 changes in the fair value of our preferred stock warrants measured using significant unobservable inputs (Level 3), were comprised of the following:

	Three months ended June 30, 2011	Six months ended June 30, 2011

Balance at beginning of period	$1,886	$1,432
Change in fair value of warrants	384	838
Exercise of warrants	(2,270)	(2,270)

Balance at end of period	$—	$—

In April 2011, the holder of our preferred stock warrants exercised all of the warrants concurrent with our initial public offering. Accordingly, no preferred stock warrants are outstanding at June 30, 2012 or December 31, 2011.

Note 9. Accumulated other comprehensive income:

Accumulated other comprehensive income at June 30, 2012 and December 31, 2011 is comprised of the following:

	June 30, 2012	December 31, 2011

Currency translation adjustment, net of tax	$2,530	$2,251
Unrealized gains (losses) on available for sale securities, net of tax	16	(89)

Total accumulated other comprehensive income	$2,546	$2,162

Note 10. Earnings per share:

Basic earnings per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, 2,384,603 and 1,730,364 common share equivalents, comprised of preferred shares, restricted stock, preferred stock warrants and unexercised stock options, have been excluded from the calculation of diluted earnings per share for the periods ended June 30, 2012 and 2011, respectively.

The table below presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic and dilutive numerator:
Net loss, as reported	$(4,716)	$(8,195)	$(13,005)	$(12,566)

Denominator:
Weighted-average common shares outstanding - basic (in thousands)	27,936	22,196	27,925	12,141
Net effect of dilutive securities:
Weighted-average conversion of Class A and Class B preferred stock	—	—	—	—

Stock options and restricted stock	—	—	—	—

Weighted-average common shares outstanding - diluted (in thousands)	27,936	22,196	27,925	12,141

Net loss per common share (basic)	$(0.17)	$(0.37)	$(0.47)	$(1.04)

Net loss per common share (diluted)	$(0.17)	$(0.37)	$(0.47)	$(1.04)

Note 11. Stock-based compensation:

We granted 4,100 and 245,528 stock options during the three and six months ended June 30, 2012, and granted 13,608 restricted stock units and 34,050 restricted stock awards during the six months ended June 30, 2012. We granted 74,170 stock options during the three and six months ended June 30, 2011. There were 25,496 and 44,887 stock options exercised during the three and six months ended June 30, 2012, with an aggregate intrinsic value of $234 and $578, respectively.

Note 12. Net revenue by product:

Net revenue by product line is as follows:

	Three months ended June 30,		Six months ended June 30,
Therapeutic class:	2012	2011	2012	2011
Anti-infective	$21,894	$9,847	$39,141	$22,440
Critical care	15,477	16,609	32,988	28,796
Oncology	5,309	5,798	8,831	11,362

	$42,680	$32,254	$80,960	$62,598

Note 13. Related party transactions:

As of June 30, 2012 and December 31, 2011, respectively, we had a receivable of $842 and $298 from Sagent Agila LLC, which is expected to offset future profit-sharing payments. As of June 30, 2012 and December 31, 2011, respectively, we also had a deposit of $1,166 and $2,081 with our Sagent Agila LLC joint venture partner, Strides Arcolab International Limited (“Strides”), for future inventory purchases. These amounts are included within due from related party on the condensed consolidated balance sheets. As of June 30, 2012 and December 31, 2011, respectively, we had a payable of $7,409 and $4,303 to Sagent Agila LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements. During the three and six months ended June 30, 2012, Sagent Agila LLC distributed $670 and $1,125, respectively, of profit sharing receipts to its joint venture partners. As the Sagent Agila joint venture had sufficient cumulative earnings at June 30, 2012, our share of the distribution for the six months ended June 30, 2012 has been treated as a dividend received in the condensed consolidated statements of cash flows.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “could have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. In addition, this report contains forward-looking statements regarding our ability to generate operating profit in the near term; the adequacy of our current cash balances to fund our ongoing operations; our utilization of our net operating loss carryforwards; and our ability to meet our obligations under our Revolving Credit Facility with Silicon Valley Bank.

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

•

if we or any of our business partners are unable to comply with the quality and regulatory standards applicable to pharmaceutical drug manufacturers, or if approvals of pending applications are delayed as a result of quality or regulatory compliance concerns or merely backlogs at the US Food and Drug Administration (“FDA”), we may be unable to meet the demand for our products, may lose potential revenues and may not achieve profitability;

•

changes in the regulations, enforcement procedures or regulatory policies established by the FDA and other regulatory agencies are expected to increase the costs and time of development of our products and could delay or prevent sales of our products and our revenues could decline and we may not achieve profitability;

•

three of our products, heparin, levofloxacin in pre-mix bags, and cefepime, each of which is supplied to us by a single vendor, represent a significant portion of our net revenues and, if the volume or pricing of any of these products declines, or we are unable to satisfy market demand for these products, it could have a material adverse effect on our business, financial position and results of operations;

•

we participate in highly competitive markets, dominated by a few large competitors, and if we are unable to compete successfully, our revenues could decline and our future profitability could be jeopardized;

•

if we are unable to continue to develop and commercialize new products in a timely and cost-effective manner, we may not achieve our expected revenue growth or profitability or such revenue growth and profitability, if any, could be delayed;

•	if we are unable to maintain our GPO and distributor relationships, our revenues could decline and future profitability would be jeopardized;

•	we rely on a limited number of pharmaceutical wholesalers to distribute our products;

•	we depend to a significant degree upon our key personnel, the loss of whom could adversely affect our operations;

•	we may be exposed to product liability claims that could cause us to incur significant costs or cease selling some of our products;

•	if reimbursement by government-sponsored or private sector insurance programs for our current or future products is reduced or modified, our business could suffer;

•	current and future decline of national and international economic conditions could adversely affect our operations;

•

we are subject to risks associated with managing our international network of collaborations which include business partners and other suppliers of components, API and finished products located throughout the world;

•	we may never realize the expected benefits from our investment in our KSCP joint venture in China and the joint venture may require additional capital investment to continue its operations; and

•

we may seek to engage in strategic transactions, including the acquisition of products or businesses, that could have a variety of negative consequences, and we may not realize the intended benefits of such transactions.

We derive many of our forward-looking statements from our work in preparing, reviewing and evaluating our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate or accurately calculate the impact of all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include, but are not limited to, those disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

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

With a primary focus on generic injectable pharmaceuticals, we offer our customers a broad range of products across anti-infective, oncolytic and critical care indications in a variety of presentations, including single- and multi-dose vials, pre-filled ready-to-use syringes and premix bags. We generally seek to develop injectable products including those where the form or packaging of the product can be enhanced to improve delivery, product safety or end-user convenience. Our management team includes industry veterans who have previously served critical functions at other injectable pharmaceutical companies and key customer groups and have long-standing relationships with customers, regulatory agencies, and suppliers. We have rapidly established a growing and diverse product portfolio and product pipeline as a result of our innovative business model, which combines an extensive network of international development, sourcing and manufacturing collaborations with our proven and experienced U.S.-based regulatory, quality assurance, business development, project management, and sales and marketing teams.

Non-GAAP Financial Measures

We report our financial results in accordance with accounting principles generally accepted in the United States (“GAAP”).

EBITDA and Adjusted EBITDA

We use the non-GAAP financial measures “EBITDA” and “Adjusted EBITDA” and corresponding growth ratios. We define EBITDA as net loss less interest expense, net of interest income, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as net loss less interest expense, net of interest income, provision for income taxes, depreciation and amortization, stock-based compensation expense and the equity in net loss of our KSCP joint venture. We believe that EBITDA and Adjusted EBITDA are relevant and useful supplemental information for our investors. Our management believes that the presentation of these non-GAAP financial measures, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measures, provides a more complete understanding of the factors and trends affecting Sagent than could be obtained absent these disclosures. Management uses EBITDA, Adjusted EBITDA and corresponding ratios to make operating and strategic decisions and evaluate our performance. We have disclosed these non-GAAP financial measures so that our investors have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that EBITDA and Adjusted EBITDA reflect the underlying operating performance of the company on an ongoing basis. The limitation of these measures is that they exclude items that have an impact on net loss. The best way that these limitations can be addressed is by using EBITDA and Adjusted EBITDA in combination with our GAAP reported net loss. Because EBITDA and Adjusted EBITDA calculations may vary among other companies, the EBITDA and Adjusted EBITDA figures presented below may not be comparable to similarly titled measures used by other companies. Our use of EBITDA and Adjusted EBITDA is not meant to be considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the following tables reconciling EBITDA and Adjusted EBITDA to our GAAP reported net loss for the periods presented.

	Three months ended June 30,
	2012	2011	$ Change	% Change

Adjusted EBITDA	$(912)	$(5,327)	$4,415	83%
Stock-based compensation expense	1,371	561	810	144%
Equity in net loss of KSCP joint venture	939	920	19	2%

EBITDA	$(3,222)	$(6,808)	$3,586	53%

Depreciation and amortization expense[1]	1,518	201	1,317	655%
Interest expense, net	(24)	1,186	(1,210)	-102%
Provision for income taxes	—	—	—	—

Net loss	$(4,716)	$(8,195)	$3,479	42%

	Six months ended June 30,
	2012	2011	$ Change	% Change
Adjusted EBITDA	$(4,307)	$(7,518)	$3,211	43%
Stock-based compensation expense	2,656	1,051	1,605	153%
Equity in net loss of KSCP joint venture	2,023	1,952	71	4%

EBITDA	$(8,986)	$(10,521)	$1,535	15%

Depreciation and amortization expense[1]	2,706	358	2,348	656%
Interest expense, net	1,313	1,687	(374)	-22%
Provision for income taxes	—	—	—	—

Net loss	$(13,005)	$(12,566)	$(439)	-3%

[1]

Depreciation and amortization expense excludes $18 and $142 of amortization in the three months ended June 30, 2012 and 2011, respectively, and $463 and $188 in the six months ended June 30, 2012 and 2011, respectively, related to deferred financing fees, which is included within interest expense and other in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011.

Discussion and Analysis

Consolidated results of operations

The following compares our consolidated results of operations for the three months ended June 30, 2012 with those of the three months ended June 30, 2011:

	Three months ended June 30,
	2012	2011	$ change	% change

Net revenue	$42,680	$32,254	$10,426	32%
Cost of sales	36,174	29,505	6,669	23%

Gross profit	6,506	2,749	3,757	137%
Gross profit as % of net revenues	15.2%	8.5%	6.7%

Operating expenses:
Product development	4,058	2,374	1,684	71%
Selling, general and administrative	7,293	6,476	817	13%
Equity in net (income) loss of joint ventures	(105)	524	(629)	120%

Total operating expenses	11,246	9,374	1,872	20%

Loss from operations	(4,740)	(6,625)	1,885	28%
Interest income and other	72	56	16	29%
Interest expense	(48)	(1,242)	1,194	96%
Change in fair value of preferred stock warrants	—	(384)	384	100%

Loss before income taxes	(4,716)	(8,195)	3,479	42%
Provision for income taxes	—	—	—	0%

Net loss	$(4,716)	$(8,195)	$3,479	42%

Net loss per common share:
Basic	$(0.17)	$(0.37)	$0.20	54%
Diluted	$(0.17)	$(0.37)	$0.20	54%

Net revenue: Net revenue for the three months ended June 30, 2012 totaled $42.7 million, an increase of $10.4 million, or 32%, as compared to $32.3 million for the three months ended June 30, 2011. The launch of 36 new codes or presentations of 13 products since June 30, 2011 contributed $14.1 million in revenue during the second quarter of 2012. Net revenue for products launched prior to June 30, 2011 decreased $3.7 million, or 11%, to $28.6 million in the second quarter of 2012 due primarily to lower pricing, especially on our heparin products.

Cost of sales: Cost of goods sold for the three months ended June 30, 2012 totaled $36.2 million, an increase of $6.7 million, or 23%, as compared to $29.5 million for the three months ended June 30, 2011. Gross profit as a percentage of net revenue was 15.2% for the three months ended June 30, 2012, and 8.5% for the three months ended June 30, 2011. The increase in gross profit as a percentage of net revenue was driven primarily by our introduction of new, higher margin products in the latter half of 2011, principally levofloxacin, and the sale of $1.2 million of heparin previously reserved as excess inventories.

Product development: Product development expense for the three months ended June 30, 2012 totaled $4.1 million, an increase of $1.7 million, or 71%, as compared to $2.4 million for the three months ended June 30, 2011. The increase in product development expense was primarily due to the timing of milestone payments and the purchase of API for our development programs, as the number of products under development has not changed significantly as compared with the second quarter of 2011.

As of June 30, 2012, our new product pipeline included 35 products represented by 62 Abbreviated New Drug Applications (“ANDAs”) which we had filed, or licensed rights to, that were under review by the US Food and Drug Administration (“FDA”) and eight products represented by 16 ANDAs that have been recently approved and were pending commercial launch, including six ANDAs which were launched during July 2012. We expect to launch most of these remaining new products by the end of 2013. We also had an additional 27 products represented by 35 ANDAs under initial development at June 30, 2012.

Selling, general and administrative: Selling, general and administrative expenses for the three months ended June 30, 2012, totaled $7.3 million, an increase of $0.8 million, or 13%, as compared to $6.5 million for the three months ended June 30, 2011. The increase in selling, general and administrative expense was primarily due to increases in stock compensation expense and increases in headcount to support our continued growth and manage the requirements of operating as a public company. Selling, general and administrative expense as a percentage of net revenue was 17% and 20% for the three months ended June 30, 2012 and 2011, respectively.

Equity in net (income) loss of joint ventures: Equity in net income of joint ventures for the three months ended June 30, 2012 totaled $0.1 million, an increase of $0.6 million, or 120%, as compared to a net loss on joint ventures of $0.5 million for the three months ended June 30, 2011. The increase was primarily due to increased income generated by the Sagent Agila joint venture, partially offset by additional development activities of our KSCP joint venture, as the manufacturing facility prepared for an inspection by the FDA. Included in this amount are the following (amounts in thousands of dollars):

	Three Months Ended June 30,
	2012	2011
Sagent Agila LLC – Earnings directly related to the sale of product	$(1,150)	$(549)
Sagent Agila LLC – Product development costs	106	154
Kanghong Sagent (Chengdu) Pharmaceutical Co – net loss	939	919

Equity in net (income) loss of joint ventures	$(105)	$524

Interest expense: Interest expense for the three months ended June 30, 2012 was less than $0.1 million, a decrease of $1.2 million, or 96%, as compared to $1.2 million, for the three months ended June 30, 2011. The decrease was principally due to lower borrowings outstanding during the three months ended June 30, 2012, as we did not borrow against our new SVB revolving loan facility during the period.

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

Net loss and net loss per common share: The net loss for the three months ended June 30, 2012 of $4.7 million decreased by $3.5 million, or 42%, from the $8.2 million net loss for the three months ended June 30, 2011. Net loss per common share decreased by $0.20, or 54%. The decrease in net loss per common share is due to the following factors:

Basic and diluted EPS for the three months ended June 30, 2011	$(0.37)
Increases in operations	0.12
Increase in common shares outstanding	0.08

Basic and diluted EPS for the three months ended June 30, 2012	$(0.17)

Adjusted EBITDA: Adjusted EBITDA for the three months ended June 30, 2012 of negative $0.9 million increased by $4.5 million, or 83%, from negative $5.3 million for the three months ended June 30, 2011. The improvement in adjusted EBITDA is driven predominately by the increased cash earnings of our business in the three months ended June 30, 2012, as our gross profit increased by $3.8 million during the period.

The following compares our consolidated results of operations for the six months ended June 30, 2012 with those of the six months ended June 30, 2011:

	Six months ended June 30,
	2012	2011	$ change	% change

Net revenue	$80,960	$62,598	$18,362	29%
Cost of sales	68,692	55,260	13,432	24%

Gross profit	12,268	7,338	4,930	67%
Gross profit as % of net revenues	15.2%	11.7%	3.5%

Operating expenses:
Product development	8,689	4,731	3,958	84%
Selling, general and administrative	14,920	11,451	3,469	30%
Equity in net loss of joint ventures	351	1,197	(846)	71%

Total operating expenses	23,960	17,379	6,581	38%

Loss from operations	(11,692)	(10,041)	(1,651)	-16%
Interest income and other	150	75	75	100%
Interest expense	(1,463)	(1,762)	299	17%
Change in fair value of preferred stock warrants	—	(838)	838	100%

Loss before income taxes	(13,005)	(12,566)	(439)	-3%
Provision for income taxes	—	—	—	0%

Net loss	$(13,005)	$(12,566)	$(439)	-3%

Net loss per common share:
Basic	$(0.47)	$(1.04)	$0.57	55%
Diluted	$(0.47)	$(1.04)	$0.57	55%

Net revenue: Net revenue for the six months ended June 30, 2012 totaled $81.0 million, an increase of $18.4 million, or 29%, as compared to $62.6 million for the six months ended June 30, 2011. The launch of 36 codes or presentations of 13 products since June 30, 2011 contributed $25.6 million of the net revenue increase in the first half of the current year. Net revenue for products launched prior to June 30, 2011 decreased $7.3 million, or 11%, to $55.3 million in the first half of 2012, due primarily to lower pricing, especially on our heparin products.

Cost of sales: Cost of goods sold for the six months ended June 30, 2012 totaled $68.7 million, an increase of $13.4 million, or 24%, as compared to $55.3 million for the six months ended June 30, 2011. Gross profit as a percentage of net revenue was 15.2% for the six months ended June 30, 2012, and 11.7% for the six months ended June 30, 2011. The increase in gross profit as a percentage of net revenue was driven primarily by our introduction of new, higher margin products in the latter half of 2011, principally levofloxacin, and the sale of $1.4 million of heparin previously reserved as excess inventories.

Product development: Product development expense for the six months ended June 30, 2012 totaled $8.7 million, an increase of $4.0 million, or 84%, as compared to $4.7 million for the six months ended June 30, 2011. The increase in product development expense was primarily due to the timing of milestone payments and the purchase of API for our development programs, as the number of products under development has not changed significantly as compared with the first half of 2011.

Selling, general and administrative: Selling, general and administrative expenses for the six months ended June 30, 2012, totaled $14.9 million, an increase of $3.5 million, or 30%, as compared to $11.5 million for the six months ended June 30, 2011. The increase in selling, general and administrative expense was primarily due to increases in stock compensation expense and increases in headcount to support our continued growth and manage the requirements of operating as a public company. Selling, general and administrative expense as a percentage of net revenue was 18% and 18% for the six months ended June 30, 2012 and 2011, respectively.

Equity in net loss of joint ventures: Equity in net loss of joint ventures for the six months ended June 30, 2012 totaled $0.4 million, a decrease of $0.8 million, or 71%, as compared to $1.2 million for the six months ended June 30, 2011. The decrease was primarily due increased income generated by the Sagent Agila joint venture, partially offset by additional development activities of our KSCP joint venture. Included in this amount are the following (in thousands of dollars).

	Six Months Ended June 30,
	2012	2011
Sagent Agila LLC – Earnings directly related to the sale of product	$(1,873)	$(916)
Sagent Agila LLC – Product development costs	201	161
Kanghong Sagent (Chengdu) Pharmaceutical Co – net loss	2,023	1,952

Equity in net loss of joint ventures	$351	$1,197

Interest expense: Interest expense for the six months ended June 30, 2012 totaled $1.5 million, a decrease of $0.3 million, or 17%, as compared to $1.8 million for the six months ended June 30, 2011. The decrease was principally due to lower borrowings during 2012, partially offset by $0.8 million of fees and the write-off of $0.4 million of deferred financing costs associated with the early termination and partial extinguishment of our senior secured revolving and term loan credit facilities in February 2012. We did not draw against the SVB revolving loan facility following our entry into this agreement in February 2012. Excluding fees associated with the early termination of our credit facilities, interest expense for the six months ended June 30, 2012 was $0.4 million.

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

Net loss and net loss per common share: The net loss for the six months ended June 30, 2012 of $13.0 million increased by $0.4 million, or 3%, from the $12.6 million net loss for the six months ended June 30, 2011. Net loss per common share decreased by $0.57, or 55%. The decrease in net loss per common share is due to the following factors:

Basic and diluted EPS for the six months ended June 30, 2011	$(1.04)
Decrease in operations	(0.02)
Increase in common shares outstanding	0.59

Basic and diluted EPS for the six months ended June 30, 2012	$(0.47)

Adjusted EBITDA: Adjusted EBITDA for the six months ended June 30, 2012 of negative $4.3 million increased by $3.2 million, or 43%, from negative $7.5 million for the six months ended June 30, 2011. The improvement in adjusted EBITDA is driven predominately by the increased cash earnings of the business in the six months ended June 30, 2012, as our gross profit increased by $4.9 million during the period.

Liquidity and Capital Resources

Funding Requirements

As of June 30, 2012, we have not generated any operating profit and may not in the near term. We expect our continuing operating losses to result in the continued use of cash for operations. Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, launching the 43 products that are represented by our 78 ANDAs that have been recently approved and are pending commercial launch or are pending approval by the FDA as of June 30, 2012, successfully identifying and sourcing other new product opportunities, and business acquisition activity.

Based on our existing business plan, we expect cash, cash equivalents and short-term investments of approximately $66.2 million, together with borrowings available under our SVB revolving loan facility, will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months. However, we may require additional funds in the event we change our business plan, pursue strategic transactions, including the acquisition of businesses or products, or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment or the loss of key relationships with suppliers, group purchasing organizations or end-user customers.

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

Cash Flows

Overview

On June 30, 2012, cash and cash equivalents on hand totaled $23.3 million. Short-term investments, generally investment grade corporate debt securities with a remaining term of two years or less, totaled $42.9 million. Working capital totaled $103.4 million and our current ratio (current assets to current liabilities) was approximately 3.6 to 1.0.

Sources and Uses of Cash

Operating activities: Net cash used in operating activities was $19.7 million for the six months ended June 30, 2012, compared with $22.5 million during the six months ended June 30, 2011. The decrease in the use of cash was primarily due to improvements in our adjusted EBITDA relative to 2011.

Investing activities: Net cash provided by investing activities was $28.5 million for the six months ended June 30, 2012, compared to $49.7 million net cash used in investing activities during the six months ended June 30, 2011. The change in cash flows from investing activities relates primarily to the net sale of short-term investments of $30.4 million to repay in full all amounts due under our term loan and senior secured revolving credit facilities in February 2012. Net cash used in investing activities during the six months ended June 30, 2011 included $49.4 million from the purchase of short-term investments.

Financing activities: Net cash used in financing activities was $37.7 million for the six months ended June 30, 2012, primarily related to the repayment in full of all outstanding amounts due under our term loan and senior secured revolving credit facilities in February 2012. Net cash provided by financing activities of $115.9 million for the six months ended June 30, 2011 included $101.6 million in proceeds from our initial public offering and $15.0 million in proceeds from borrowings related to the term loan credit facility.

Asset based revolving loan facility

In February 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Agreement”). The SVB Agreement provides for a $40.0 million asset based revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable and inventory and the satisfaction of conditions precedent specified in the SVB Agreement. The SVB Agreement matures on February 13, 2016, at which time all outstanding amounts will become due and payable. Borrowings under the SVB Agreement may be used for general corporate purposes, including funding working capital. Amounts drawn bear an interest rate equal to, at our option, either a Eurodollar rate plus 2.50% per annum or an alternative base rate plus 1.50% per annum. We also pay a commitment fee on undrawn amounts equal to 0.30% per annum. The SVB Agreement contains various covenants and restrictions, including covenants requiring us to maintain a minimum adjusted quick ratio and a minimum level of free cash flow, and restrictions on our ability to incur additional indebtedness, make certain investments, create liens, pay dividends, sell assets or enter into a merger or acquisition. During the continuance of an event of default, at Silicon Valley Bank’s option, all obligations will bear interest at a rate per annum equal to 5.00% per annum above the otherwise applicable rate.

As of June 30, 2012, there were no borrowings outstanding under our Silicon Valley Bank revolving loan facility. At March 31, 2012, we were not in compliance with the free cash flow covenant included in the SVB Agreement, which required that we achieve free cash flow, defined as net loss less interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, equity in net loss of our KSCP joint venture, capital expenditures and capitalized product development costs of negative $2.0 million for the three months ended March 31, 2012. On May 10, 2012, Silicon Valley Bank waived our non-compliance with this covenant, and modified the free cash flow covenant for the remainder of 2012. In connection with the waiver and modification, we paid a fee of $0.1 million. We are in compliance with all of our covenants under the SVB Agreement at June 30, 2012.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the contractual obligations that are discussed below and in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2011, included in our Annual Report on Form 10-K, filed with the SEC on March 29, 2012.

Aggregate Contractual Obligations:

The following table summarizes our long-term contractual obligations and commitments as of June 30, 2012. The actual amount that may be required in the future to repay borrowings under the SVB Agreement may be different, as a result of borrowings under the facility.

	Payments due by period
Contractual obligations (1)	Total	Less than one year	1-3 years	3-5 years	More than five years
Long-term debt obligations (2)	$—	$—	$—	$—	$—
Operating lease obligations (3)	1,349	284	595	470	—
Contingent milestone payments (4)	20,887	14,095	6,073	596	123
Joint venture funding requirements (5)	655	545	110	—	—

	$22,891	$14,924	$6,778	$1,066	$123

(1)	We had no material purchase commitments, individually or in the aggregate, under our manufacturing and supply agreements.
(2)	No amounts were drawn under the SVB revolving loan facility as of June 30, 2012.
(3)	Includes annual minimum lease payments related to non-cancelable operating leases.
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

For a discussion of critical accounting policies affecting us, see the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and under Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 29, 2012.

There have been no other material changes to the Company’s critical accounting policies and estimates since December 31, 2011.

New Accounting Guidance

See Note 1. Basis of Presentation – New Accounting Pronouncements, for a discussion of new accounting guidance.

Contingencies

See Note 14. Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our market risks relate primarily to changes in interest rates. Our new SVB revolving loan facility bears floating interest rates that are tied to LIBOR and an alternate base rate and, therefore our statements of operations and our cash flows will be exposed to changes in interest rates. As we had no borrowings outstanding at June 30, 2012, there is no impact related to potential changes in the LIBOR rate on our interest expense at June 30, 2012. We historically have not engaged in interest rate hedging activities related to our interest rate risk.

At June 30, 2012, we had cash and cash equivalents and short-term investments of $23.3 million and $42.9 million, respectively. Our cash and cash equivalents are held primarily in cash and money market funds, and our short-term investments are held primarily in corporate debt securities. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

While we operate primarily in the U.S., we do have foreign currency considerations. We generally incur sales and pay our expenses in U.S. dollars. Our KSCP joint venture and substantially all of our business partners that supply us with API, product development services, finished products and manufacturing services are located in a number of foreign jurisdictions, and we believe they generally incur their respective operating expenses in local currencies. As a result, these business partners may be exposed to currency rate fluctuations and experience an effective increase in their operating expenses in the event their local currency appreciates against the U.S. dollar. In this event, such business partners may elect to stop providing us with these services or attempt to pass these increased costs back to us through increased prices. Historically we have not used derivatives to protect against adverse movements in currency rates.

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

Internal Control over Financial Reporting.

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2012. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities during the Quarter ended June 30, 2012

There are currently no share repurchase programs authorized by our Board of Directors. We made no repurchases of our common stock during the second quarter of 2012.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

10.1	Loan and Security Agreement, dated February 13, 2012, by and among Sagent Pharmaceuticals, Inc., Sagent Pharmaceuticals, and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 16, 2012).

10.2	First Loan Modification Agreement, dated May 10, 2012, by and among Sagent Pharmaceuticals, Inc., Sagent Pharmaceuticals, and Silicon Valley Bank. (Incorporated by Reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	The following materials from Sagent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (v) Notes to the Condensed Consolidated Financial Statements and (vi) document and entity information.

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT PHARMACEUTICALS INC.

/s/ Jonathon M. Singer

Jonathon M. Singer Executive Vice President and Chief Financial Officer

August 9, 2012