Form 10-Q
period 2012-09-30
Sagent Pharmaceuticals, Inc.
filed 2012-11-08
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At October 31, 2012, there were 28,072,934 shares of the registrant’s common stock outstanding.

Sagent Pharmaceuticals, Inc.

In this report, “Sagent,” “we,” “us” and “our” refers to Sagent Pharmaceuticals, Inc. and subsidiaries, and “Common Stock” refers to Sagent’s common stock.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,789	$52,203
Short-term investments	39,068	73,761
Accounts receivable, net of chargebacks and other deductions	30,761	29,028
Inventories, net	39,356	41,487
Due from related party	1,009	2,379
Prepaid expenses and other current assets	3,758	1,988

Total current assets	140,741	200,846
Property, plant, and equipment, net	773	884
Investment in joint ventures	21,754	22,762
Intangible assets, net	4,676	5,426
Other assets	390	590

Total assets	$168,334	$230,508

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,636	$35,403
Due to related party	5,811	4,303
Accrued profit sharing	3,894	3,753
Accrued liabilities	7,374	7,634
Current portion of long-term debt	—	8,182
Notes payable	—	24,867

Total current liabilities	37,715	84,142
Long term liabilities:
Long-term debt	—	4,091
Other long-term liabilities	6	606

Total liabilities	37,721	88,839
Stockholders’ equity:
Common stock—$0.01 par value, 100,000,000 authorized and 28,006,411 and 27,901,174 outstanding at September 30, 2012 and December 31, 2011, respectively	280	279
Additional paid-in capital	270,999	266,062
Accumulated other comprehensive income	2,923	2,162
Accumulated deficit	(143,589)	(126,834)

Total stockholders’ equity	130,613	141,669

Total liabilities and stockholders’ equity	$168,334	$230,508

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net revenue	$49,429	$41,281	$130,389	$103,879
Cost of sales	42,208	34,344	110,900	89,604

Gross profit	7,221	6,937	19,489	14,275
Operating expenses:
Product development	4,011	3,460	12,700	8,191
Selling, general and administrative	7,169	6,688	22,089	18,139
Management reorganization	739	—	739	—
Equity in net (income) loss of joint ventures	(940)	401	(589)	1,598

Total operating expenses	10,979	10,549	34,939	27,928

Loss from operations	(3,758)	(3,612)	(15,450)	(13,653)
Interest income and other	60	104	210	179
Interest expense and other	(52)	(1,223)	(1,515)	(2,985)
Change in fair value of preferred stock warrants	—	—	—	(838)

Loss before income taxes	(3,750)	(4,731)	(16,755)	(17,297)
Provision for income taxes	—	—	—	—

Net loss	$(3,750)	$(4,731)	$(16,755)	$(17,297)

Net loss per common share:
Basic	$(0.13)	$(0.17)	$(0.60)	$(0.99)
Diluted	$(0.13)	$(0.17)	$(0.60)	$(0.99)
Weighted-average of shares used to compute net loss per common share:
Basic	27,977	27,875	27,943	17,480
Diluted	27,977	27,875	27,943	17,480

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net loss	$(3,750)	$(4,731)	$(16,755)	$(17,297)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	362	98	641	655
Unrealized gains (losses) on available for sale securities	15	(151)	120	(238)

Total other comprehensive income (loss), net of tax	377	(53)	761	417

Comprehensive loss	$(3,373)	$(4,784)	$(15,994)	$(16,880)

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(16,755)	$(17,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,198	1,865
Stock-based compensation	4,297	1,617
Equity in net (income) loss of joint ventures	(589)	1,598
Change in fair value of preferred stock warrants	—	838
Dividends from unconsolidated joint venture	2,755	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,733)	(12,686)
Inventories, net	2,131	(7,222)
Prepaid expenses and other current assets	(1,793)	2,467
Due from related party	1,370	528
Accounts payable and other accrued liabilities	(13,322)	(2,858)

Net cash used in operating activities	(18,441)	(31,150)

Cash flows from investing activities
Capital expenditures	(54)	(214)
Return of principal balance (funding) of restricted cash	23	(465)
Investments in unconsolidated joint ventures	(517)	(127)
Return of capital from unconsolidated joint venture	—	924
Purchases of investments	(144,897)	(93,193)
Sale of investments	178,937	15,627
Purchase of product rights	(3,026)	(3,008)

Net cash provided by (used in) investing activities	30,466	(80,456)

Cash flows from financing activities
Reduction in short-term notes payable	(24,867)	(1,057)
Proceeds from issuance of long-term debt	—	15,000
Repayment of long-term debt	(12,273)	(682)
Proceeds from issuance of common stock, net of issuance costs	585	101,582
Payment of deferred financing costs	(884)	(80)

Net cash (used in) provided by financing activities	(37,439)	114,763

Net (decrease) increase in cash and cash equivalents	(25,414)	3,157
Cash and cash equivalents, at beginning of period	52,203	34,376

Cash and cash equivalents, at end of period	$26,789	$37,533

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

The condensed consolidated financial statements include Sagent as well as our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. We account for our investments in Kanghong Sagent (Chengdu) Pharmaceutical Corporation Limited (“KSCP”) and Sagent Agila LLC (formerly Sagent Strides LLC) using the equity method of accounting, as our interest in each entity provides for joint financial and operational control. Operating results of our KSCP equity method investment are reported on a one-month lag.

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

Note 2. Investments:

Our investments at September 30, 2012 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and cash equivalents	Short term investments
Assets
Cash	$11,377	$—	$—	$11,377	$11,377	$—
Money market funds	15,412	—	—	15,412	15,412	—
Corporate bonds and notes	25,838	32	—	25,870	—	25,870
Commercial paper	13,199	—	(1)	13,198	—	13,198

	$65,826	$32	$(1)	$65,857	$26,789	$39,068

Investments with continuous unrealized losses for less than twelve months and their related fair values at September 30, 2012 were as follows:

	Fair value	Unrealized losses
Corporate bonds and notes	$4,008	$(1)
Commercial paper	13,198	(1)

	$17,206	$(2)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Because we do not currently intend to sell these investments, and it is not more likely than not that we will be required to sell our investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2012.

The original cost and estimated current fair value of our fixed-income securities at September 30, 2012 are set forth below.

	Cost basis	Estimated fair value
Due in one year or less	$39,037	$39,068

	$39,037	$39,068

Note 3. Inventories:

Inventories at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012			December 31, 2011
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory
Finished goods	$41,376	$509	$41,885	$47,666	$—	$47,666
Raw materials	346	—	346	—	264	264
Inventory reserve	(2,875)	—	(2,875)	(6,443)	—	(6,443)

	$38,847	$509	$39,356	$41,223	$264	$41,487

Note 4. Intangible assets, net:

Intangible assets at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$3,156	$(1,427)	$1,729	$2,528	$(1,070)	$1,458
Product development rights	2,947	—	2,947	3,968	—	3,968

	$6,103	$(1,427)	$4,676	$6,496	$(1,070)	$5,426

Movements in intangible assets were due to the following:

	Product licensing rights	Product development rights
December 31, 2011	$1,458	$3,968
Acquisition of product rights	628	2,398
Amortization of product rights	(357)	(3,419)

September 30, 2012	$1,729	$2,947

The weighted-average period prior to the next extension or renewal for the 19 products comprising our product licensing rights intangible asset was 36 months at September 30, 2012.

We currently estimate amortization expense over each of the next five years as follows:

Amortization expense
For the year ending:
September 30, 2013	$2,874
September 30, 2014	777
September 30, 2015	287
September 30, 2016	197
September 30, 2017	98

Note 5. Investment in KSCP:

Changes in our investment in KSCP during the nine months ended September 30, 2012 were as follows:

Investment in KSCP at January 1, 2012	$20,888
Equity in net loss of KSCP	(3,137)
Currency translation adjustment	641
Investments in KSCP	130

Investment in KSCP at September 30, 2012	$18,522

Condensed statement of operations information of KSCP is presented below.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Condensed statement of operations information
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss	(2,459)	(1,782)	(5,766)	(4,839)

Note 6. Accrued liabilities:

Accrued liabilities at September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
Payroll and employee benefits	$3,213	$2,222
Sales and marketing	3,691	4,604
Other accrued liabilities	470	808

	$7,374	$7,634

Note 7. Debt:

In February 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Agreement”). The SVB Agreement provides for a $40,000 asset based revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable and inventory and the satisfaction of conditions precedent specified in the SVB Agreement. The SVB Agreement matures on February 13, 2016, at which time all outstanding amounts will become due and payable. Borrowings under the SVB Agreement may be used for general corporate purposes, including funding working capital. Amounts drawn bear an interest rate equal to, at our option, either a Eurodollar rate plus 2.50% per annum or an alternative base rate plus 1.50% per annum. We also pay a commitment fee on undrawn amounts equal to 0.30% per annum. The SVB Agreement contains various covenants and restrictions, including covenants requiring us to maintain a minimum adjusted quick ratio and a minimum level of free cash flow, and restrictions on our ability to incur additional indebtedness, make certain investments, create liens, pay dividends, sell assets or enter into a merger or acquisition. During the continuance of an event of default, at Silicon Valley Bank’s option, all obligations will bear interest at a rate per annum equal to 5.00% per annum above the otherwise applicable rate. At March 31, 2012, we were in default of the free cash flow covenant in the SVB Agreement. On May 10, 2012, Silicon Valley Bank agreed to waive the covenant at March 31, 2012 and modified the covenant for the remainder of 2012. In connection with the waiver and modification, we paid a fee of $100. As of September 30, 2012, no borrowings were outstanding and we were in compliance with all of our covenants under the SVB Agreement.

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

As part of the termination of these prior agreements, we were required to pay to the lenders under those facilities $1,500 of early termination fees and a $600 exit fee associated with the term loan credit facility; however, $1,050 of such fees owing to Silicon Valley Bank under these agreements were deferred in connection with the execution of the SVB Agreement and will only be payable upon the occurrence of certain early termination events as set forth in the SVB Agreement. We have accounted for the termination of these prior agreements as the extinguishment of the term loan credit facility, and the partial extinguishment of the senior secured revolving credit facility. We recorded $1,124 in the nine months ended September 30, 2012 to account for early termination fees and the acceleration of deferred financing costs related to the partial extinguishment of these facilities within interest expense in the condensed consolidated statement of operations.

Note 8. Fair value measurements:

Assets measured at fair value on a recurring basis as of September 30, 2012 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$15,412	$15,412	$—	$—

Corporate bonds and notes	$25,870	$—	$25,870	$—
Commercial paper	13,198	—	13,198	—

Short-term investments	$39,068	$—	$39,068	$—

Total assets	$54,480	$15,412	$39,068	$—

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

During the nine months ended September 30, 2011 changes in the fair value of our preferred stock warrants measured using significant unobservable inputs (Level 3), were comprised of the following:

Nine months ended September 30, 2011
Balance at beginning of period	$1,432
Change in fair value of warrants	838
Exercise of warrants	(2,270)

Balance at end of period	$—

In April 2011, the holder of our preferred stock warrants exercised all of the warrants concurrent with our initial public offering. Accordingly, no preferred stock warrants are outstanding at September 30, 2012 or December 31, 2011.

Note 9. Accumulated other comprehensive income:

Accumulated other comprehensive income at September 30, 2012 and December 31, 2011 is comprised of the following:

	September 30, 2012	December 31, 2011
Currency translation adjustment, net of tax	$2,892	$2,251
Unrealized gains (losses) on available for sale securities, net of tax	31	(89)

Total accumulated other comprehensive income	$2,923	$2,162

Note 10. Earnings per share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, 2,403,630 and 1,767,977 common share equivalents, comprised of restricted stock and unexercised stock options, have been excluded from the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2012 and 2011, respectively.

The table below presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic and dilutive numerator:
Net loss, as reported	$(3,750)	$(4,731)	$(16,755)	$(17,297)
Denominator:
Weighted-average common shares outstanding - basic (in thousands)	27,977	27,875	27,943	17,480
Net effect of dilutive securities:
Stock options and restricted stock	—	—	—	—

Weighted-average common shares outstanding - diluted (in thousands)	27,977	27,875	27,943	17,480

Net loss per common share (basic)	$(0.13)	$(0.17)	$(0.60)	$(0.99)

Net loss per common share (diluted)	$(0.13)	$(0.17)	$(0.60)	$(0.99)

Note 11. Stock-based compensation:

We granted 124,900 and 322,770 stock options during the three and nine months ended September 30, 2012, and granted 13,608 restricted stock units and 34,050 restricted stock awards during the nine months ended September 30, 2012. We granted 63,250 and 137,420 stock options during the three and nine months ended September 30, 2011, respectively. There were 47,341 and 92,228 stock options exercised during the three and nine months ended September 30, 2012, with an aggregate intrinsic value of $391 and $969, respectively.

Note 12. Net revenue by product:

Net revenue by product line is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Therapeutic class:
Anti-infective	$18,173	$20,122	$57,314	$42,562
Critical care	20,897	9,434	53,885	38,230
Oncology	10,359	11,725	19,190	23,087

	$49,429	$41,281	$130,389	$103,879

Note 13. Management reorganization:

In August 2012, we completed a reorganization of our executive management team in which we eliminated certain positions within the Company. Costs associated with the reorganization, primarily severance related charges, were recognized during the third quarter and are reflected under the Management Reorganization caption in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012.

Note 14. Related party transactions:

As of September 30, 2012 and December 31, 2011, respectively, we had a receivable of $485 and $298 from Sagent Agila LLC, which is expected to offset future profit-sharing payments. As of September 30, 2012 and December 31, 2011, respectively, we also had a deposit of $517 and $2,081 with our Sagent Agila LLC joint venture partner, Strides Arcolab International Limited (“Strides”), for future inventory purchases. These amounts are included within due from related party on the condensed consolidated balance sheets. As of September 30, 2012 and December 31, 2011, respectively, we had a payable of $3,838 and $4,303 to Sagent Agila LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements. During the three and nine months ended September 30, 2012, Sagent Agila LLC distributed $4,385 and $5,510, respectively, of profit sharing receipts to its joint venture partners. As the Sagent Agila joint venture had sufficient cumulative earnings at September 30, 2012, our share of the distribution for the nine months ended September 30, 2012 has been treated as a dividend received in the condensed consolidated statements of cash flows.

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

We derive many of our forward-looking statements from our work in preparing, reviewing and evaluating our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate or accurately calculate the impact of all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include, but are not limited to, those disclosed in this Quarterly Report on Form 10-Q, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those disclosed in Item 1A under the heading “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 29, 2012. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

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

Adjusted Gross Profit

We use the non-GAAP financial measure “Adjusted Gross Profit” and corresponding ratios. We define Adjusted Gross Profit as gross profit plus our share of the gross profit earned through our Sagent Agila joint venture which is included in the equity in net (income) loss of joint ventures line on the Condensed Consolidated Statements of Operations. We believe that Adjusted Gross Profit is relevant and useful supplemental information for our investors. Our management believes that the presentation of this non-GAAP financial measure, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measure, provides a more complete understanding of the factors and trends affecting Sagent than could be obtained absent these disclosures. Management uses Adjusted Gross Profit and corresponding ratios to make operating and strategic decisions and evaluate our performance. We have disclosed this non-GAAP financial measure so that our investors have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that Adjusted Gross Profit provides a useful supplemental tool to consistently evaluate the profitability of our products that have profit sharing arrangements. The limitation of this measure is that it includes an item that does not have an impact on reported gross profit. The best way that this limitation can be addressed is by using Adjusted Gross Profit in combination with our GAAP reported gross profit. Because Adjusted Gross Profit calculations may vary among other companies, the Adjusted Gross Profit figures presented below may not be comparable to similarly titled measures used by other companies. Our use of Adjusted Gross Profit is not meant to and should not be considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the following tables reconciling Adjusted Gross Profit to our GAAP reported gross profit for the periods presented.

	Three months ended September 30,				% of net revenues, three months ended September 30,
	2012	2011	$ Change	% Change	2012	2011	% Change
Adjusted Gross Profit	$9,489	$7,375	$2,114	29%	19.2%	17.9%	1.3%
Sagent share of gross profit earned by Sagent Agila joint venture	2,268	438	1,830	418%	4.6%	1.1%	3.5%

Gross Profit	$7,221	$6,937	$284	4%	14.6%	16.8%	(2.2)%

	Nine months ended September 30,				% of net revenues, nine months ended September 30,
	2012	2011	$ Change	% Change	2012	2011	% Change
Adjusted Gross Profit	$23,629	$15,629	$8,000	51%	18.1%	15.0%	3.1%
Sagent share of gross profit earned by Sagent Agila joint venture	4,140	1,354	2,786	206%	3.2%	1.3%	1.9%

Gross Profit	$19,489	$14,275	$5,214	37%	14.9%	13.7%	1.2%

EBITDA and Adjusted EBITDA

We use the non-GAAP financial measures “EBITDA” and “Adjusted EBITDA” and corresponding growth ratios. We define EBITDA as net loss less interest expense, net of interest income, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as net loss less interest expense, net of interest income, provision for income taxes, depreciation and amortization, stock-based compensation expense and the equity in net loss of our KSCP joint venture. We believe that EBITDA and Adjusted EBITDA are relevant and useful supplemental information for our investors. Our management believes that the presentation of these non-GAAP financial measures, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measures, provides a more complete understanding of the factors and trends affecting Sagent than could be obtained absent these disclosures. Management uses EBITDA, Adjusted EBITDA and corresponding ratios to make operating and strategic decisions and evaluate our performance. We have disclosed these non-GAAP financial measures so that our investors have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that EBITDA and Adjusted EBITDA are useful supplemental tools to evaluate the underlying operating performance of the company on an ongoing basis. The limitation of these measures is that they exclude items that have an impact on net loss. The best way that these limitations can be addressed is by using EBITDA and Adjusted EBITDA in combination with our GAAP reported net loss. Because EBITDA and Adjusted EBITDA calculations may vary among other companies, the EBITDA and Adjusted EBITDA figures presented below may not be comparable to similarly titled measures used by other companies. Our use of EBITDA and Adjusted EBITDA is not meant to and should not be considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the following tables reconciling EBITDA and Adjusted EBITDA to our GAAP reported net loss for the periods presented.

	Three months ended September 30,
	2012	2011	$ Change	% Change
Adjusted EBITDA	$1,004	$(1,062)	$2,066	195%
Stock-based compensation expense	1,641	566	1,075	190%
Equity in net loss of KSCP joint venture	1,115	809	306	38%

EBITDA	$(1,752)	$(2,437)	$685	28%

Depreciation and amortization expense[1]	2,006	1,175	831	71%
Interest expense, net	(8)	1,119	(1,127)	-101%
Provision for income taxes	—	—	—	—

Net loss	$(3,750)	$(4,731)	$981	21%

	Nine months ended September 30,
	2012	2011	$ Change	% Change
Adjusted EBITDA	$(3,304)	$(8,580)	$5,276	61%
Stock-based compensation expense	4,297	1,617	2,680	166%
Equity in net loss of KSCP joint venture	3,137	2,761	376	14%

EBITDA	$(10,738)	$(12,958)	$2,220	17%

Depreciation and amortization expense[1]	4,712	1,533	3,179	207%
Interest expense, net	1,305	2,806	(1,501)	-53%
Provision for income taxes	—	—	—

Net loss	$(16,755)	$(17,297)	$542	3%

[1]

Depreciation and amortization expense excludes $22 and $144 of amortization in the three months ended September 30, 2012 and 2011, respectively, and $486 and $332 in the nine months ended September 30, 2012 and 2011, respectively, related to deferred financing fees, which is included within interest expense and other in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011.

Discussion and Analysis

Consolidated results of operations

The following compares our condensed consolidated results of operations for the three months ended September 30, 2012 with those of the three months ended September 30, 2011:

	Three months ended September 30,
	2012	2011	$ change	% change
Net revenue	$49,429	$41,281	$8,148	20%
Cost of sales	42,208	34,344	7,864	23%

Gross profit	7,221	6,937	284	4%
Gross profit as % of net revenues	14.6%	16.8%	(2.2)%
Operating expenses:
Product development	4,011	3,460	551	16%
Selling, general and administrative	7,169	6,688	481	7%
Management reorganization	739	—	739	100%
Equity in net (income) loss of joint ventures	(940)	401	(1,341)	334%

Total operating expenses	10,979	10,549	430	4%

Loss from operations	(3,758)	(3,612)	(146)	-4%
Interest income and other	60	104	(44)	-42%
Interest expense	(52)	(1,223)	1,171	96%
Change in fair value of preferred stock warrants	—	—	—	0%

Loss before income taxes	(3,750)	(4,731)	981	21%
Provision for income taxes	—	—	—	0%

Net loss	$(3,750)	$(4,731)	$981	21%

Net loss per common share:
Basic	$(0.13)	$(0.17)	$0.04	24%
Diluted	$(0.13)	$(0.17)	$0.04	24%

Net revenue: Net revenue for the three months ended September 30, 2012 totaled $49.4 million, an increase of $8.1 million, or 20%, as compared to $41.3 million for the three months ended September 30, 2011. The launch of 33 new codes or presentations of 11 products since September 30, 2011 contributed $18.3 million in revenue during the third quarter of 2012. Net revenue for products launched prior to September 30, 2011 decreased $10.1 million, or 25%, to $31.1 million in the third quarter of 2012 due primarily to lower pricing of products initially launched in the third quarter of 2011.

Cost of sales: Cost of sales for the three months ended September 30, 2012 totaled $42.2 million, an increase of $7.9 million, or 23%, as compared to $34.3 million for the three months ended September 30, 2011. Gross profit as a percentage of net revenue was 14.6% for the three months ended September 30, 2012, and 16.8% for the three months ended September 30, 2011. The decrease in gross profit as a percentage of net revenue was driven primarily by reduced pricing on products initially launched in the third quarter of 2011. Adjusted Gross Profit as a percentage of net revenue was 19.2% for the three months ended September 30, 2012, and 17.9% for the three months ended September 30, 2011. The increase in Adjusted Gross Profit as a percentage of net revenue was driven primarily by the sale of rocuronium, of which there was a shortage during the third quarter of 2012 and oxaliplatin, which was launched at patent expiry, partially offset by reduced pricing on products initially launched in the third quarter of 2011.

Product development: Product development expense for the three months ended September 30, 2012 totaled $4.0 million, an increase of $0.6 million, or 16%, as compared to $3.5 million for the three months ended September 30, 2011. The increase in product development expense was primarily due to the timing of milestone payments and the purchase of API for our development programs, as the number of products under development has not changed significantly as compared with the third quarter of 2011.

As of September 30, 2012, our new product pipeline included 32 products represented by 58 Abbreviated New Drug Applications (“ANDAs”) which we had filed, or licensed rights to, that were under review by the US Food and Drug Administration (“FDA”) and eight products represented by 15 ANDAs that have been recently approved and were pending commercial launch, including three ANDAs which were launched during October 2012. We expect to launch approximately half of these remaining new products by the end of 2013. We also had an additional 24 products represented by 28 ANDAs under initial development at September 30, 2012.

Selling, general and administrative: Selling, general and administrative expenses for the three months ended September 30, 2012, totaled $7.2 million, an increase of $0.5 million, or 7%, as compared to $6.7 million for the three months ended September 30, 2011. The increase in selling, general and administrative expense was primarily due to additional stock compensation expense. Selling, general and administrative expense as a percentage of net revenue was 15% and 16% for the three months ended September 30, 2012 and 2011, respectively.

Management reorganization: Restructuring expenses, primarily severance related charges in connection with eliminated positions, for the three months ended September 30, 2012 totaled $0.7 million. There were no such restructuring expenses in the three months ended September 30, 2011.

Equity in net (income) loss of joint ventures: Equity in net income of joint ventures for the three months ended September 30, 2012 totaled $0.9 million, an increase of $1.3 million, or 334%, as compared to equity in net loss of joint ventures of $0.4 million for the three months ended September 30, 2011. The increase was primarily due to increased income generated by the Sagent Agila joint venture, partially offset by losses of our KSCP joint venture primarily due to its additional development activities. Included in this amount are the following (amounts in thousands of dollars):

	Three Months Ended September 30,
	2012	2011
Sagent Agila LLC – Earnings directly related to the sale of product	$(2,268)	$(438)
Sagent Agila LLC – Product development costs	213	30
Kanghong Sagent (Chengdu) Pharmaceutical Co – net loss	1,115	809

Equity in net (income) loss of joint ventures	$(940)	$401

Interest expense: Interest expense for the three months ended September 30, 2012 was $0.1 million, a decrease of $1.2 million, or 96%, as compared to $1.2 million, for the three months ended September 30, 2011. The decrease was due to lower borrowings outstanding during the three months ended September 30, 2012, as we did not borrow against our new SVB revolving loan facility during the third quarter of 2012.

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

Net loss and net loss per common share: The net loss for the three months ended September 30, 2012 of $3.8 million decreased by $1.0 million, or 21%, from the $4.7 million net loss for the three months ended September 30, 2011. Net loss per common share decreased by $0.04, or 24%. The decrease in net loss per common share is due to the following factors:

Basic and diluted EPS for the three months ended September 30, 2011	$(0.17)
Increases in operations	0.04
Increase in common shares outstanding	0.00

Basic and diluted EPS for the three months ended September 30, 2012	$(0.13)

Adjusted EBITDA: Adjusted EBITDA for the three months ended September 30, 2012 was $1.0 million, an increase of $2.1 million, or 195%, from negative $1.1 million for the three months ended September 30, 2011. The improvement in Adjusted EBITDA is driven by the increase in Adjusted Gross Profit and reduced selling, general and administrative expense cash expenditures.

The following compares our condensed consolidated results of operations for the nine months ended September 30, 2012 with those of the nine months ended September 30, 2011:

	Nine months ended September 30,
	2012	2011	$ change	% change
Net revenue	$130,389	$103,879	$26,510	26%
Cost of sales	110,900	89,604	21,296	24%

Gross profit	19,489	14,275	5,214	37%
Gross profit as % of net revenues	14.9%	13.7%	1.2%
Operating expenses:
Product development	12,700	8,191	4,509	55%
Selling, general and administrative	22,089	18,139	3,950	22%
Management reorganization	739	—	739	100%
Equity in net (income) loss of joint ventures	(589)	1,598	(2,187)	137%

Total operating expenses	34,939	27,928	7,011	25%

Loss from operations	(15,450)	(13,653)	(1,797)	-13%
Interest income and other	210	179	31	17%
Interest expense	(1,515)	(2,985)	1,470	49%
Change in fair value of preferred stock warrants	—	(838)	838	100%

Loss before income taxes	(16,755)	(17,297)	542	3%
Provision for income taxes	—	—	—	0%

Net loss	$(16,755)	$(17,297)	$542	3%

Net loss per common share:
Basic	$(0.60)	$(0.99)	$0.39	39%
Diluted	$(0.60)	$(0.99)	$0.39	39%

Net revenue: Net revenue for the nine months ended September 30, 2012 totaled $130.4 million, an increase of $26.5 million, or 26%, as compared to $103.9 million for the nine months ended September 30, 2011. The launch of 33 codes or presentations of 11 products since September 30, 2011 contributed $27.3 million of the net revenue increase in the current period. Net revenue for products launched prior to September 30, 2011 decreased $0.8 million, or 1%, to $103.1 million in the first nine months of 2012, due primarily to lower pricing, especially on our heparin and gemcitabine products, partially offset by increased volumes, mainly from products launched during the third quarter of 2011.

Cost of sales: Cost of sales for the nine months ended September 30, 2012 totaled $110.9 million, an increase of $21.3 million, or 24%, as compared to $89.6 million for the nine months ended September 30, 2011. Gross profit as a percentage of net revenue was 14.9% for the nine months ended September 30, 2012, and 13.7% for the nine months ended September 30, 2011. The increase in gross profit as a percentage of net revenue was driven primarily by the sale of $1.2 million of heparin previously reserved as excess inventories. Adjusted Gross Profit as a percentage of net revenue was 18.1% for the nine months ended September 30, 2012, and 15.0% for the nine months ended September 30, 2011. The increase in Adjusted Gross Profit as a percentage of net revenue was driven primarily by the sale of higher value products, including rocuronium, which was on shortage during the third quarter of 2012 and oxaliplatin, which was launched at patent expiry, partially offset by reduced pricing on products initially launched in the third quarter of 2011.

Product development: Product development expense for the nine months ended September 30, 2012 totaled $12.7 million, an increase of $4.5 million, or 55%, as compared to $8.2 million for the nine months ended September 30, 2011. The increase in product development expense was primarily due to the timing of milestone payments and the purchase of API for our development programs, as the number of products under development has not changed significantly as compared with the first nine months of 2011.

Selling, general and administrative: Selling, general and administrative expenses for the nine months ended September 30, 2012, totaled $22.1 million, an increase of $4.0 million, or 22%, as compared to $18.1 million for the nine months ended September 30, 2011. The increase in selling, general and administrative expense was primarily due to increases in stock compensation expense and increases in headcount to support our continued growth and manage the requirements of operating as a public company. Selling, general and administrative expense as a percentage of net revenue was 17% for both the nine months ended September 30, 2012 and 2011.

Equity in net (income) loss of joint ventures: Equity in net income of joint ventures for the nine months ended September 30, 2012 totaled $0.6 million, an increase of $2.2 million, or 137%, as compared to equity in net loss of joint ventures of $1.6 million for the nine months ended September 30, 2011. The increase was primarily due to increased income generated by the Sagent Agila joint venture, partially offset by additional losses of our KSCP joint venture primarily due to its development activities. Included in this amount are the following (in thousands of dollars).

	Nine Months Ended September 30,
	2012	2011
Sagent Agila LLC – Earnings directly related to the sale of product	$(4,141)	$(1,354)
Sagent Agila LLC – Product development costs	415	191
Kanghong Sagent (Chengdu) Pharmaceutical Co – net loss	3,137	2,761

Equity in net (income) loss of joint ventures	$(589)	$1,598

Interest expense: Interest expense for the nine months ended September 30, 2012 totaled $1.5 million, a decrease of $1.5 million, or 49%, as compared to $3.0 million for the nine months ended September 30, 2011. The decrease was principally due to lower borrowings during 2012, partially offset by $0.8 million of fees and the write-off of $0.4 million of deferred financing costs associated with the early termination and partial extinguishment of our senior secured revolving and term loan credit facilities in February 2012. We did not draw against the SVB revolving loan facility following our entry into this agreement in February 2012. Excluding fees associated with the early termination of our credit facilities, interest expense for the nine months ended September 30, 2012 was $0.4 million.

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

Net loss and net loss per common share: The net loss for the nine months ended September 30, 2012 of $16.8 million decreased by $0.5 million, or 3%, from the $17.3 million net loss for the nine months ended September 30, 2011. Net loss per common share decreased by $0.39, or 39%. The decrease in net loss per common share is due to the following factors:

Basic and diluted EPS for the nine months ended September 30, 2011	$(0.99)
Increase in operations	0.02
Increase in common shares outstanding	0.37

Basic and diluted EPS for the nine months ended September 30, 2012	$(0.60)

Adjusted EBITDA: Adjusted EBITDA for the nine months ended September 30, 2012 of negative $3.3 million increased by $5.3 million, or 61%, from negative $8.6 million for the nine months ended September 30, 2011. The improvement in Adjusted EBITDA is driven predominately by the increased cash earnings of the business during the nine months ended September 30, 2012, as our Adjusted Gross Profit increased by $8.0 million during the period, partially offset by increased selling, general and administrative cash expenditures.

Liquidity and Capital Resources

Funding Requirements

As of September 30, 2012, we have not generated any operating profit and may not in the near term. We expect our continuing operating losses to result in the continued use of cash for operations. Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, launching the 40 products that are represented by our 73 ANDAs that have been recently approved and are pending commercial launch or are pending approval by the FDA as of September 30, 2012, successfully identifying and sourcing other new product opportunities, and business acquisition activity.

Based on our existing business plan, we expect our cash, cash equivalents and short-term investments of approximately $65.9 million as of September 30, 2012, together with borrowings available under our SVB revolving loan facility, will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months. However, we may require additional funds in the event we change our business plan, pursue strategic transactions, including the acquisition of businesses or products, or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment or the loss of key relationships with suppliers, group purchasing organizations or end-user customers.

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

Cash Flows

Overview

On September 30, 2012, cash and cash equivalents on hand totaled $26.8 million. Short-term investments, generally U.S. government or investment grade corporate debt securities with a remaining term of two years or less, totaled $39.1 million. Working capital totaled $103.1 million and our current ratio (current assets to current liabilities) was approximately 3.7 to 1.0.

Sources and Uses of Cash

Operating activities: Net cash used in operating activities was $18.4 million for the nine months ended September 30, 2012, compared with $31.2 million during the nine months ended September 30, 2011. The decrease in the use of cash was primarily due to improvements in our adjusted EBITDA and reductions in working capital relative to 2011.

Investing activities: Net cash provided by investing activities was $30.5 million for the nine months ended September 30, 2012, compared to $80.5 million net cash used in investing activities during the nine months ended September 30, 2011. The change in cash flows from investing activities relates primarily to the net sale of short-term investments of $34.0 million to repay in full all amounts due under our term loan and senior secured revolving credit facilities in February 2012. Net cash used in investing activities during the nine months ended September 30, 2011 included $77.6 million from the net purchase of short-term investments.

Financing activities: Net cash used in financing activities was $37.4 million for the nine months ended September 30, 2012, primarily related to the repayment in full of all outstanding amounts due under our term loan and senior secured revolving credit facilities in February 2012. Net cash provided by financing activities of $114.8 million for the nine months ended September 30, 2011 included $101.6 million in proceeds from our initial public offering and $15.0 million in proceeds from borrowings related to the term loan credit facility.

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

As of September 30, 2012, there were no borrowings outstanding under our Silicon Valley Bank revolving loan facility. At March 31, 2012, we were not in compliance with the free cash flow covenant included in the SVB Agreement, which required that we achieve free cash flow, defined as net loss less interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, equity in net loss of our KSCP joint venture, capital expenditures and capitalized product development costs of negative $2.0 million for the three months ended March 31, 2012. On May 10, 2012, Silicon Valley Bank waived our non-compliance with this covenant, and modified the free cash flow covenant for the remainder of 2012. In connection with the waiver and modification, we paid a fee of $0.1 million. We are in compliance with all of our covenants under the SVB Agreement at September 30, 2012.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the contractual obligations that are discussed below and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 29, 2012.

Aggregate Contractual Obligations:

The following table summarizes our long-term contractual obligations and commitments as of September 30, 2012. The actual amount that may be required in the future to repay borrowings under the SVB Agreement may be different, as a result of borrowings under the facility.

	Payments due by period
Contractual obligations (1)	Total	Less than one year	1-3 years	3-5 years	More than five years
Long-term debt obligations (2)	$—	$—	$—	$—	$—
Operating lease obligations (3)	1,279	286	599	394	—
Contingent milestone payments (4)	20,269	13,072	6,668	464	65
Joint venture funding requirements (5)	232	72	150	—	—

	$21,780	$13,430	$7,417	$858	$65

(1)	We had no material purchase commitments, individually or in the aggregate, under our manufacturing and supply agreements.
(2)	No amounts were drawn under the SVB revolving loan facility as of September 30, 2012.
(3)	Includes annual minimum lease payments related to non-cancelable operating leases.
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

See Note 1. Basis of Presentation – New Accounting Pronouncements, for a discussion of new accounting guidance.

Contingencies

See Note 14. Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our market risks relate primarily to changes in interest rates. Our SVB revolving loan facility bears floating interest rates that are tied to LIBOR and an alternate base rate and, therefore our statements of operations and our cash flows will be exposed to changes in interest rates. As we had no borrowings outstanding at September 30, 2012, there is no impact related to potential changes in the LIBOR rate on our interest expense at September 30, 2012. We historically have not engaged in interest rate hedging activities related to our interest rate risk.

At September 30, 2012, we had cash and cash equivalents and short-term investments of $26.8 million and $39.1 million, respectively. Our cash and cash equivalents are held primarily in cash and money market funds, and our short-term investments are held primarily in corporate debt securities, including commercial paper. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Internal Control over Financial Reporting.

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2012. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities during the Quarter ended September 30, 2012

There are currently no share repurchase programs authorized by our Board of Directors. We made no repurchases of our common stock during the third quarter of 2012.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

10.1	Loan and Security Agreement, dated February 13, 2012, by and among Sagent Pharmaceuticals, Inc., Sagent Pharmaceuticals, and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 16, 2012).

10.2	First Loan Modification Agreement, dated May 10, 2012, by and among Sagent Pharmaceuticals, Inc., Sagent Pharmaceuticals, and Silicon Valley Bank. (Incorporated by Reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2012).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	The following materials from Sagent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (v) Notes to the Condensed Consolidated Financial Statements and (vi) document and entity information.

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT PHARMACEUTICALS INC.

/s/ Jonathon M. Singer
Jonathon M. Singer Executive Vice President and Chief Financial Officer

November 8, 2012