Form 10-K
period 2012-12-31
Sagent Pharmaceuticals, Inc.
filed 2013-03-18
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2012, was $310 million. At February 28, 2013, there were 28,137,430 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of its 2012 fiscal year in connection with its 2013 annual meeting of shareholders are incorporated by reference into Part III hereof.

Sagent Pharmaceuticals, Inc.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “could have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. In addition, this report contains forward-looking statements regarding our ability to generate operating profit in the near term; the adequacy of our current cash balances to fund our ongoing operations; our utilization of our net operating loss carryforwards; the impact of changes in our relationship with Actavis, LLC (“Actavis”); our ability to realize expected benefits from our investment in our joint venture in China, Kanghong Sagent Chengdu Pharmaceutical Co., Ltd., (“KSCP”); the requirement to make additional capital investments in KSCP to continue its operations; and our ability to meet our obligations under our Revolving Credit Facility with Silicon Valley Bank (the “SVB Revolving Credit Facility”).

The forward-looking statements contained in this Annual Report on Form 10-K are subject to a number of risks and uncertainties, and the cautionary statements set forth below and those contained in Item 1A under the heading “Risk Factors,” Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K identify important factors that could cause actual results to differ materially from those indicated by our forward-looking statements. Such factors include, but are not limited to:

•

we rely on our business partners for the manufacture of our products, and if our business partners fail to supply us with high-quality active pharmaceutical ingredient (“API”) or finished products in the quantities we require on a timely basis, sales of our products could be delayed or prevented, our revenues and margins could decline and our profitability could be delayed or otherwise negatively impacted;

•

if we or any of our business partners are unable to comply with the quality and regulatory standards applicable to pharmaceutical drug manufacturers, or if approvals of pending applications are delayed as a result of quality or regulatory compliance concerns or merely backlogs at the US Food and Drug Administration (“FDA”), we may be unable to meet the demand for our products, may lose potential revenues and our profitability could be delayed or otherwise negatively impacted;

•

changes in the regulations, enforcement procedures or regulatory policies established by the FDA and other regulatory agencies are expected to increase the costs and time of development of our products and could delay or prevent sales of our products and our revenues could decline and we may not achieve profitability;

•

two of our products, heparin and levofloxacin in a premix bag, each of which is supplied to us by a single vendor, represent a significant portion of our net revenues and, if the volume or pricing of either of these products declines, or we are unable to satisfy market demand for either of these products, it could have a material adverse effect on our business, financial position and results of operations;

•

we participate in highly competitive markets, dominated by a few large competitors, and if we are unable to compete successfully, our revenues could decline and our profitability could be delayed or otherwise negatively impacted;

•

if we are unable to continue to develop and commercialize new products in a timely and cost-effective manner, we may not achieve our expected revenue growth or profitability or such revenue growth and profitability, if any, could be delayed or otherwise negatively impacted;

•	if we are unable to maintain our GPO and distributor relationships, our revenues could decline and future profitability could be delayed or otherwise negatively impacted;

•	we rely on a limited number of pharmaceutical wholesalers to distribute our products;

•	we depend to a significant degree upon our key personnel, the loss of whom could adversely affect our operations;

•	we may be exposed to product liability claims that could cause us to incur significant costs or cease selling some of our products;

•	our products may infringe the intellectual property rights of third parties, and we may incur substantial liabilities and may be unable to commercialize products in a profitable manner or at all;

•	if reimbursement by government-sponsored or private sector insurance programs for our current or future products is reduced or modified, our business could suffer;

•	current and future decline of national and international economic conditions could adversely affect our operations;

•

we are subject to risks associated with managing our international network of collaborations, which include business partners and other suppliers of components, API and finished products located throughout the world;

•	we may never realize the expected benefits from our investment in our KSCP joint venture in China;

•	we will be required to make additional capital investments in our KSCP joint venture to continue its operations; and

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

General

We are a specialty pharmaceutical company focused on developing, manufacturing, sourcing and marketing pharmaceutical products, with a specific emphasis on injectables, which we sell primarily in the United States of America through our highly experienced sales and marketing team. Initially founded in 2006 as Sagent Holding Co., a Cayman Islands company, we reincorporated as Sagent Pharmaceuticals, Inc., a Delaware corporation, in connection with our initial public offering, on April 26, 2011.

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

Products

Since our inception, we have focused on developing a broad product portfolio of injectable pharmaceuticals. Our product portfolio has grown to a total of 46 products as of December 31, 2012, which can generally be classified into the following three product categories: anti-infective, oncology and critical care. Our anti-infective products assist in the treatment of various infections and related symptoms, our oncology products are used in the treatment of cancer and cancer-related medical problems, and our critical care products are used in a variety of critical care applications and include anesthetics, cardiac medications, steroidal products and sedatives. The table below presents the percentage of our total net revenue attributed to each product category for the years ended December 31, 2012, 2011 and 2010.

	Percentage of Net Revenue
Product category	For the year ended December 31,
	2012	2011	2010
Anti-infective products	45%	42%	55%
Oncology products	16	22	10
Critical care products	39	36	35

Total	100%	100%	100%

Within our anti-infective product category, cefepime accounted for approximately 13% and 26% of our net revenue for the years ended December 31, 2011 and 2010, respectively, and levofloxacin accounted for approximately 14% of our net revenue for the year ended December 31, 2012. Within our critical care product category, our heparin products accounted for approximately 23%, 26% and 26% of our net revenue for the years ended December 31, 2012, 2011 and 2010, respectively. No other products accounted for more than 10% of our net revenue in any of the periods presented in the preceding table. Although these products have represented a high percentage of our net revenue historically and we expect that our heparin and levofloxacin products will continue to represent a significant portion of our net revenue for the foreseeable future, we expect these percentages to decline going forward with the launch of new products.

Anti-Infective Products

Our key anti-infective products include:

Cefepime. Cefepime is a fourth-generation cephalosporin, an antibiotic used to treat a variety of infections, including infections of the urinary tract, skin and skin structure, as well as moderate to severe pneumonia, complicated intra-abdominal infections, and as empiric therapy for febrile neutropenic patients. Cefepime is the generic equivalent of Elan Corporation, plc’s MAXIPIME®. We launched cefepime for injection in April 2008 upon the expiration of the innovator patents. We are currently one of four competitors in the market.

Levofloxacin. Levofloxacin is a fluoroquinolone antibacterial indicated in adults 18 years of age or older with infections caused by designated, susceptible bacteria including: nosocomial and community acquired pneumonia, sinusitis, chronic bronchitis, skin and skin structure infections, prostatitis, urinary tract infection and pyelonephritis. Levofloxacin is the generic equivalent of Johnson & Johnson’s Levaquin®. In July 2011, we were the first company to launch the generic form of levofloxacin in three ready-to-use premix bag strengths following patent expiry in June 2011, and we launched the generic form of levofloxacin in two vial presentations in March 2012. We are currently one of three generic competitors offering a premix bag presentation of this product. Our levofloxacin products accounted for approximately 14% of our net revenue for the year ended December 31, 2012.

Piperacillin and Tazobactam. Piperacillin and Tazobactam is an injectable antibacterial combination product indicated for the treatment of patients with moderate to severe infections caused by piperacillin-resistant, piperacillin and tazobactam susceptible, beta-lactamase producing strains of the designated microorganisms in a number of conditions such as: appendicitis (complicated by rupture or abscess), peritonitis, uncomplicated and complicated skin and skin structure infections, postpartum endometritis or pelvic inflammatory disease, community-acquired pneumonia (moderate severity only) and nosocomial pneumonia (moderate to severe). Piperacillin and tazobactam is the generic equivalent of Pfizer’s Zosyn®. We launched piperacillin and tazobactam in July 2011, and are currently one of eight competitors in the market.

Oncology Products

Our key oncology products include:

Gemcitabine. Gemcitabine is a nucleoside metabolic inhibitor indicated for use alone or with other drugs in the treatment of ovarian cancer, breast cancer, lung cancer and pancreatic cancer. Gemcitabine is the generic equivalent of Eli Lilly’s Gemzar®. We launched gemcitabine in July 2011 in 200 mg and 1 g single dose vials. We are currently one of twelve competitors in the market.

Oxaliplatin. Oxaliplatin is a platinum-based antineoplastic agent. When used in combination with infusional 5-fluorouracil/leucovorin, Oxaliplatin is indicated for adjuvant treatment of stage III colon cancer in patients who have undergone complete recission of the primary tumor, as well as treatment of advanced colorectal cancer. Oxaliplatin is the generic equivalent to Sanofi-Aventis’ Eloxatin®. We launched oxaliplatin in a 50 mg and 100 mg vial at patent expiry in August 2012, and are currently one of seven competitors in the market.

Critical Care Products

Our key critical care products include:

Heparin. Heparin is a vital anticoagulant used to prevent and treat blood clotting, especially during and after surgery and dialysis. In early July 2010, we launched nine different presentations of heparin sodium injection in latex-free vials following FDA’s approval of our three heparin ANDAs, including 1,000 USP units per mL, 10,000 USP units per 10 mL, 30,000 USP units per 30 mL, 10,000 USP units per mL, 40,000 USP units per 4 mL, 5,000 USP units per mL, 50,000 USP units per 10 mL, 2,000 USP units per 2 mL and 20,000 USP units per mL. We are currently one of six suppliers of heparin finished product in the U.S. market. Our heparin products accounted for approximately 23%, 26% and 26% of our net revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

Rocuronium Bromide. Rocuronium bromide is an aminosteroid non-depolarizing neuromuscular blocking agent indicated as an adjunct to general anesthesia to facilitate both rapid sequence and routine tracheal intubation, and to provide skeletal muscle relaxation during surgery or mechanical ventilation. Rocuronium bromide is the generic equivalent to Merck’s Zemuron®. We launched rocuronium bromide in December 2011; the product was in short supply during the second half of 2012. We are currently one of eight competitors in the market.

Sales and Marketing

Our sales and marketing team was comprised of 34 members as of December 31, 2012, including 25 seasoned sales representatives. Our nationwide sales force is comprised of representatives that typically have significant injectable pharmaceutical sales experience in their respective geographic regions, with many of them having more than 30 years of experience, and collectively having an average of approximately 25 years of experience. We believe that our target markets are highly concentrated and can therefore be effectively penetrated by our dedicated and experienced sales team with respect to both our existing and new products. Our sales and marketing efforts are supported by our senior management team, which is comprised of industry veterans that have developed significant expertise across all facets of pharmaceutical management and have access to key decision-makers at API suppliers and finished product developers and manufacturers.

We market our products to group purchasing organizations (“GPOs”), specialty distributors and a diverse group of end-user customers. Most of the end-users of injectable pharmaceutical products have relationships with GPOs whereby such GPOs provide such end-users access to a broad range of pharmaceutical products from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the drug purchasing decisions of such end-users. We currently derive, and expect to continue to derive, a large percentage of our revenue from end-user customers that are members of a small number of GPOs. For example, the five largest U.S. GPOs, AmeriNet, Inc. (“AmeriNet”), HealthTrust Purchasing Group (“HPG”), MedAssets Inc. (“MedAssets”), Novation, LLC (“Novation”), and Premier Inc. (“Premier”) represented end-user customers that collectively accounted for approximately 33%, 30% and 35% of our net contract revenue for the years ended December 31, 2012, 2011 and 2010, respectively. We have agreements covering certain of our products with most of the major GPOs in the U.S., including AmeriNet, HPG, MedAssets, Novation and Premier. The scope of products included in these agreements varies by GPO. Our strategy is to have substantially all of our products covered under these agreements as we launch new products and these agreements come up for renewal. These agreements are typically multi-year in duration but may be terminated by either party on 60 or 90 days notice.

Our marketing efforts include a focus on enhanced delivery systems. We provide our products in a variety of convenient presentations, including pre-filled ready-to-use syringes and premix bags, thereby eliminating unnecessary steps in the administration of our products to patients. All of our products are packaged and labeled using PreventIV Measures, our comprehensive, user-driven and patient-centered approach. This proprietary labeling and packaging system is designed to improve patient safety by helping to prevent errors in the administration and delivery of medication to patients through the use of distinctive color coding and easy-to-read labels.

Customers

As is typical in the pharmaceutical industry, we distribute our products primarily through pharmaceutical wholesalers and, to a lesser extent, specialty distributors that focus on particular therapeutic product categories, for use by a wide variety of end-users, including U.S. hospitals, critical care centers, home health companies, surgical centers, dialysis centers, oncology treatment facilities, government facilities, pharmacies, other outpatient clinics and physicians. For the year ended December 31, 2012, the products we sold through our three largest wholesalers, AmerisourceBergen Corp. (“Amerisource”), Cardinal Health Inc. (“Cardinal Health”) and McKesson Corp. (“McKesson”), accounted for approximately 31%, 30% and 22%, respectively, of our net revenue. In addition, several specialty distributors, such as those in the oncological marketplace, serve as important distribution channels for our products.

As end-users have multiple channels to access our products, we believe that we are not dependent on any single GPO, wholesaler or distributor for the distribution or sale of our products, although sales made to customers that contract through Premier accounted for approximately 15% and 14% of our net revenue for the years ended December 31, 2012 and 2011, respectively. No single end-user customer or group of affiliated end-user customers accounted for more than 10% of our net revenue for the year ended December 31, 2010.

Product Distribution

Like many other pharmaceutical companies, we utilize an outside third-party logistics contractor to facilitate the distribution of our products. Since May 2007, our third-party logistics provider has handled all aspects of our product logistics efforts and related services, including customer service, order processing, invoicing, cash application, chargeback, rebate processing and distribution and logistics activities. Our products are distributed through a facility located in Memphis, Tennessee, affording more than 450,000 square feet of space and a well-established infrastructure. Under our agreement with such logistics provider, we maintain ownership of our finished products until sale to our customers. Our contract with such logistics provider is scheduled to expire in December 2015, subject to automatic annual extensions unless either party elects not to extend such agreement by notifying the other party at least 90 days prior to expiration or the initial term of such applicable renewal term.

Seasonality

There are no significant seasonal aspects to our consolidated net sales.

Competition

Our industry is highly competitive and our principal competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. Our principal competitors include Boehringer Ingelheim Group (“Boehringer”), Fresenius Kabi (“Fresenius”), a division of Fresenius SE, Hospira, Inc. (“Hospira”), Pfizer Inc. (“Pfizer”), Sandoz International GmbH (“Sandoz”), a division of Novartis AG, Teva Pharmaceutical Industries Ltd. (“Teva”) and West-Ward Pharmaceutical Corp (“West-Ward”). In most cases, these competitors have access to greater financial, marketing, technical and other resources. As a result, they may be able to devote more resources to the development, manufacture, marketing and sale of their products, receive a greater share of the capacity from API suppliers and finished product manufacturers and more support from independent distributors, initiate or withstand substantial price competition or more readily take advantage of acquisition or other opportunities. We believe that the key competitive factors that will affect the development and commercial success of our current products and any future products that we may develop are price, reliability of supply, quality and enhanced product features.

Revenue and gross profit derived from sales of generic pharmaceutical products tend to follow a pattern based in large part on regulatory and competitive factors. As patents for branded products and related exclusivity periods expire or are ruled invalid, the first generic pharmaceutical manufacturer to receive regulatory approval for a generic version of the reference product is generally able to achieve significant market penetration and higher margins on that product. As competing generic manufacturers receive regulatory approval on this product, market share, revenue and gross profit typically decline for the original generic entrant. In addition, as more competitors enter a specific generic market, the average selling price per unit dose of the particular product typically declines for all competitors. The level of market share, revenue and gross profit attributable to a particular generic pharmaceutical product is significantly influenced by the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch in relation to competing approvals and launches. We intend to continue to develop and introduce new products in a timely and cost-effective manner, identify niche products with significant barriers to entry and develop products with enhanced features or other competitive advantages in order to maintain and grow our revenue and gross margins. In the future, we may challenge proprietary product patents to seek first-to-market rights.

Intellectual Property

As a specialty and generic pharmaceutical company, we have limited intellectual property surrounding our generic injectable products. However, we attempt to develop specialized devices, systems and branding strategies that we aggressively seek to protect through trade secrets, unpatented proprietary know-how, continuing technological innovation and traditional intellectual property protection through trademarks, copyrights and patents to preserve our competitive position. In addition, we seek copyright protection of our packaging and labels. Our current trademarks include “Sagent Pharmaceuticals,” “Sagent,” “Injectables Excellence,” “Discover Injectables Excellence” and “PreventIV Measures.”

Product Development

We maintain an active product development program. Our new product pipeline can generally be classified into two categories: (i) new products for which we have submitted or acquired Abbreviated New Drug Applications (“ANDAs”) that are filed and under review by the FDA; and (ii) new products for which we have begun initial development activities such as sourcing of API and finished products and preparing the necessary ANDAs. As of December 31, 2012, our new product pipeline included: (i) 36 products represented by 60 ANDAs that we had filed, or licensed rights to, and were under review by the FDA, and three products represented by six ANDAs that the FDA recently approved and are pending commercial launch; and (ii) approximately 17 additional products under initial development.

Our 60 ANDAs under review by the FDA as of December 31, 2012 have been on file for an average of approximately 36 months, with 12 of them being on file for less than 12 months, seven of them being on file for between 12 and 24 months and 41 of them being on file for longer than 24 months. We expect to launch more than half of these products by the end of 2014.

Our product development activities also include expanding our product portfolio by adding new products through in-licensing and similar arrangements with foreign manufacturers and domestic virtual pharmaceutical development companies that seek to utilize our U.S. sales and marketing expertise. We believe we provide our business partners with significant value under these arrangements by eliminating their need to develop and maintain a U.S.-focused sales and marketing organization. As of December 31, 2012, we marketed 29 of our 46 products under these types of in-licensing arrangements. Through these types of arrangements, we intend to continue to expand our product portfolio in a cost-effective manner.

We either own or license the rights to ANDAs for the products that we market and sell, which is generally determined based on the scope of services provided to us by a particular business partner. For example, we typically license the rights to ANDAs under collaborations in which the supplier only provides us with manufacturing services and typically own the ANDAs under collaborations in which the supplier also provides us with development services. When possible, we manage the regulatory submission of ANDAs for products developed in collaboration with our partners. We also assist our partners in developing ANDAs and will often lead FDA interactions post submission.

The goal of our product development activities is to select opportunities, develop finished products, complete and submit regulatory submissions and obtain regulatory approvals allowing product commercialization. Our product development efforts are customer focused and use our strong understanding of market needs from our long-term customer relationships to drive product selection. Once we identify a new product for development, we secure the necessary development services, API sourcing and finished product manufacturing from one or more of our existing or new business partners. We also select new products for development based on our ability to expand our existing collaborations to cover additional products that are currently manufactured or being developed by our business partners. We have made, and will continue to make, substantial investment in product development. Product development costs for the year ended December 31, 2012 totaled $17.1 million.

We utilize an in-house project management team of nine employees, three of whom have Ph.Ds and two of whom are located in China and India, to manage our product development activities and coordinate such activities with our business partners. Our experienced project management team has expertise in areas such as pharmaceutical formulation, analytical chemistry and drug delivery and experience working with our business partners. We currently manage our product development activities out of our corporate headquarters in Schaumburg, Illinois, while the actual development activities occur in the laboratories and other facilities of our business partners.

Our Collaboration Network

Overview

We have developed an international network of collaborations that provides us with extensive and diverse capabilities in the areas of new product development, API sourcing, finished product manufacturing and other business development opportunities. We have been able to establish our collaboration network based on the long-standing relationships that our senior management and business development teams have with pharmaceutical companies located principally in China and India, but also in Europe and the Americas. As of December 31, 2012, we had 45 business partners worldwide, including 16 in Europe, ten in China and Taiwan, nine in the Americas, eight in India and two in the Middle East. We currently do not manufacture any API or finished products ourselves.

In general, our business partners provide us with product development services, API or finished product manufacturing or a combination of the three with respect to one or more of our products. We typically enter into long-term agreements with our business partners. The specific terms of these agreements vary in a number of respects, including the scope of services being provided to us by the partner and the nature of the pricing structure. In general, we believe our agreements contain a degree of flexibility to ensure that both we and our partners can achieve attractive financial returns depending on changes in market conditions and the competitive landscape for specific products. Our most common types of collaborations are manufacture and supply, development, licensing or marketing agreements. The general terms of these types of agreements are summarized below.

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

•

the term of the agreement is typically seven years, varying from three to eight years from the date of product launch, and thereafter automatically renews for periods of one or two years unless either party provides prior notice of termination;

•	we agree to use commercially reasonable efforts to market the products, consistent with our usual methods of commercializing, marketing and selling other pharmaceutical products;

•	we pay a specified transfer price for each unit of each product;

•	the supplier has the right to change the transfer price to reflect actual changes in the costs of its raw materials, packaging, storage or regulatory compliance, from time to time;

•	we and the supplier agree to discuss reductions in the transfer price due to changes in market conditions as may be required to keep the product competitively priced in the U.S. market;

•	the terms may include our payment of a percentage of the net profit from sales of products covered by the agreement; and

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

Kanghong Sagent (Chengdu) Pharmaceutical Corporation Limited (“KSCP”)

In December 2006, we established our 50/50 KSCP joint venture with Chengdu Kanghong Technology (Group) Co. Ltd. (“CKT”) to construct and operate an FDA approvable, current Good Manufacturing Practice (“cGMP”), sterile manufacturing facility in Chengdu, China that will provide us with access to dedicated manufacturing capacity that utilizes state-of-the-art full isolator technology for aseptic filling. Through this facility, KSCP is expected to manufacture finished products for us on an exclusive basis for sale in the U.S. and other attractive markets and for third parties on a contract basis for sale in other markets. Our KSCP joint venture may also directly access the Chinese domestic market. The facility was inspected by the FDA in 2012. We anticipate the first product approval from this facility will occur in 2013. In March 2013, we committed to funding cash shortfalls of our KSCP joint venture through September 30, 2013 while discussions occur between the two joint venture partners on the long-term strategic direction of the facility.

Sagent Agila LLC

In January 2007, we and Strides Arcolab International Limited, a company based in the United Kingdom and a wholly-owned subsidiary of Strides Arcolab Limited (“Strides”), entered into a joint venture agreement pursuant to which the parties formed Sagent Agila LLC (formerly known as Sagent Strides LLC) (“Sagent Agila”). The joint venture was formed for the purpose of selling into the U.S. market a wide variety of generic injectable products manufactured by Strides in their Indian facilities. Thereafter, we and Sagent Agila entered into a number of agreements relating to distribution, manufacture, supply and quality, and, as of December 31, 2012, these agreements covered a total of 23 different products represented by 31 ANDA filings. As of December 31, 2012, one product was in initial development, eight products were subject to ANDAs under review by the FDA, one product has been approved by the FDA and 13 products have been launched by us. Products from the Sagent Agila joint venture accounted for 15% of our net revenue in the year ended December 31, 2012, and less than 10% of our net revenues in the years ended December 31, 2011 and 2010. In February 2013, Mylan Inc. announced it had signed a definitive agreement to acquire Agila Specialties Private Limited, the manufacturer of products for Sagent Agila, from Strides. The transaction is scheduled to close in the fourth quarter of 2013. We are monitoring the transaction and do not currently believe it will have a material impact on our operations or financial position in the foreseeable future.

Key Suppliers and Marketing Partners

Two of our business partners, A.C.S. Dobfar S.p.a. (“Dobfar”) and Gland Pharma Limited (“Gland”), provided us with products that collectively accounted for approximately 35% and 26%, respectively, of our net revenue for the year ended December 31, 2012, approximately 33% and 29%, respectively, of our net revenue for the year ended December 31, 2011 and approximately 45% and 33%, respectively, of our net revenue for the year ended December 31, 2010. Set forth below is a brief discussion of the terms of our arrangements with these two partners along with our agreement with Actavis.

Dobfar

In 2007, we entered into manufacture and supply agreements with ACS Dobfar SpA-Italy (“Dobfar”) and its distributor, WorldGen LLC (“WorldGen”) as well as with ACS Dobfar SA-Switzerland (“Info”). Pursuant to the agreements, Dobfar develops, manufactures and supplies us with presentations of cefepime through WorldGen, and Info develops, manufactures and supplies us with presentations of levofloxacin in pre-mix bags.

We have agreed to pay WorldGen the transfer price for each unit of cefepime provided under the agreement. The initial term of the agreement expires on April 1, 2013, after which we have the option to renew the agreement for successive additional one-year terms unless Dobfar provides notice of its intent to terminate the agreement at least one year prior to its initial expiration date or at least six months prior to the expiration of a renewal term. In February 2013, we exercised our option to renew the agreement through April 1, 2014.

Under the agreement with Info, we have agreed to pay a transfer price for each unit of levofloxacin supplied, plus a percentage of the net profit from the sales of levofloxacin in pre-mix bags. In addition, we have agreed to share equally with Info the cost of development activities. The initial term of the agreement expires on July 7, 2016, after which we have the option to renew the agreement for successive additional two year terms unless Info provides notice of its intent to terminate the agreement at least two years prior to its initial expiration date or the expiration date of a renewal term.

In addition, we also have supply agreements or other purchase commitments with Dobfar and/or WorldGen covering six currently marketed products – ampicillin, ampicillin and sulbactam, cefazolin, cefoxitin, ceftazadime and ceftriaxone – and, with Info, covering two currently marketed products – ciprofloxacin and fluconazole – and one additional product currently under initial development.

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

The initial term of the agreement expires in June 2016, after which, the term automatically renews for consecutive periods of one year unless (a) a third party has rights to market heparin in the U.S. as a result of our discontinuing active sales of heparin there or (b) either party provides notice of its intent to terminate the agreement at least 24 months prior to the desired date of termination.

In addition, we also have other supply agreements with Gland covering three currently marketed products, adenosine, ondansetron and vancomycin, and additional products currently under initial development.

Actavis

In April 2009, we entered into a development, manufacturing and supply agreement with Actavis, an international pharmaceutical company. Under the terms of this agreement, we became the exclusive U.S. marketing partner under certain conditions for a portfolio of six specialty injectable products developed and manufactured by Actavis under its ANDAs. In February 2010, this agreement was amended to include two additional products. Pursuant to this agreement, Actavis will supply these products to us at a specified transfer price and will receive a specified percentage of the net profit from sales of such products. As of December 31, 2012, this agreement with Actavis covered ten products, eight of which are currently marketed, and two products subject to an ANDA under review by the FDA.

In March 2013, we agreed with Actavis to terminate the development, manufacturing and supply agreement effective December 31, 2014. As consideration for the termination of the agreement, we will receive a greater percentage of the net profit from sales of products during the remaining term of the agreement and a one-time payment of $5.0 million.

Quality Assurance and Facility Compliance

An important component of our strategy is to actively partner with our international network of collaborators to focus on quality assurance (“QA”), U.S. cGMP compliance, regulatory affairs and product development. We have developed and implemented quality management systems, including our in-house QA and facility compliance teams, to inspect, assess, train and qualify our vendors’ facilities, work to ensure that the facilities and the products manufactured in those facilities for us are cGMP compliant, and provide support for product launches and regulatory agency facility inspections. Our QA team provides product distribution authorization for finished products before they are shipped under our name, releases product upon receipt at our Memphis distribution center and monitors on-going product quality throughout the product lifecycle. Our in-house facility compliance team qualifies new vendors through an extensive inspection process, implements our quality control systems and monitors on-going vendor compliance with cGMPs through on-going surveillance, cGMP training and periodic performance evaluations. We work with our API, product development and finished product manufacturing partners to evaluate facility design and capability to ensure that such facilities meet or exceed industry standards and on-going FDA compliance. As of December 31, 2012, our in-house facility compliance team had qualified over 100 vendor sites. We are committed to upholding and enforcing our quality standards and only establish collaboration with those business partners who we believe share our commitment to quality and regulatory compliance. In addition, we have robust on-going qualification and compliance programs in place, which include routine audits, performance evaluations and for-cause audits. We have undergone three FDA inspections, in 2007, 2010 and 2012. We have no open FDA Form 483 issues, which identify compliance concerns or objectionable conditions arising out of the inspection.

Financial Information on Geographic Areas

All of our sales are made in the United States of America and its territories.

Employees

As of December 31, 2012, we had a total of 98 full-time employees, of which 34 were in sales and marketing, 28 were in regulatory affairs and facility compliance and 36 were in administration and finance. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

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

We currently do not manufacture any API or finished products ourselves. Instead, we rely upon our business partners, principally located outside of the U.S., for the supply of API and finished product manufacturing. In most cases, we rely upon a limited number of business partners to supply us with the API or finished products for each of our products. If our business partners do not continue to provide these services to us we might not be able to obtain these services from others in a timely manner or on commercially acceptable terms. Likewise, if our business partners encounter delays or difficulties in producing API or our finished products, the distribution, marketing and subsequent sales of these products could be adversely affected. If, for any reason, our business partners are unable to obtain or deliver sufficient quantities of API or finished products on a timely basis or we develop any significant disagreements with our business partners, the manufacture or supply of our products could be disrupted, which may decrease our sales revenue, increase our operating expenses or otherwise negatively impact our operations. In addition, if we are unable to engage and retain business partners for the supply of API or finished product manufacturing on commercially acceptable terms, we may not be able to sell our products as planned.

Substantially all of our products are sterile injectable pharmaceuticals. The manufacture of all of our products is highly exacting and complex and our business partners may experience problems during the manufacture of API or finished products for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, problems with raw materials, natural disaster related events or other environmental factors. In addition, the manufacture of certain API that we require for our products or the finished products require dedicated facilities and we may rely on a limited number or, in most cases, single vendors for these products and services. If problems arise during the production, storage or distribution of a batch of product, that batch of product may have to be discarded. If we are unable to find alternative qualified sources of API or finished products, this could, among other things lead to increased costs, lost sales, damage to customer relations, time and expense spent investigating the cause and, depending upon the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to market, voluntary recalls, corrective actions or product liability related costs may also be incurred. For example, in March 2011 we initiated a voluntary recall of all lots of one of our critical care products delivered in a pre-filled syringe that we sold from April 2010 to March 2011 due to reports of incompatibility of certain needleless I.V. sets with these products and, in the summer of 2010, we unilaterally initiated a voluntary recall of two products based upon our discovery of foreign matter in these products. Problems with respect to the manufacture, storage or distribution of our products could materially disrupt our business and reduce our revenues and prevent or delay us from achieving profitability.

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

All of our business partners who supply us with API or finished products are subject to extensive regulation by governmental authorities in the U.S. and in foreign countries. Regulatory approval to manufacture a drug is site-specific. Our suppliers’ facilities and procedures are subject to ongoing regulation, including periodic inspection by the FDA and foreign regulatory agencies. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGMP or other regulations, or a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately cured. If any regulatory body were to require one of our vendors to cease or limit production, our business could be adversely affected. Identifying alternative vendors and obtaining regulatory approval to change or substitute API or a manufacturer of a finished product can be time consuming and expensive. Any resulting delays and costs could have a material adverse effect on our business, financial position and results of operations. We cannot assure you that our vendors will not be subject to such regulatory action in the future.

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

We maintain our own in-house quality assurance and facility compliance teams that inspect, assess and qualify our business partners’ facilities for use by us, work to ensure that the facilities and the products manufactured in those facilities for us are cGMP compliant, and provide support for product launches and regulatory agency facility inspections. Despite these comprehensive efforts and our and our suppliers’ extensive quality systems, we cannot assure you that our business partners will adhere to our quality standards or that our compliance teams will be successful in ensuring that our business partners’ facilities and the products manufactured in those facilities are cGMP compliant. If our business partners fail to comply with our quality standards, our ability to compete may be significantly impaired and our business, financial position and results of operations may be materially adversely affected.

Any change in the regulations, enforcement procedures or regulatory policies established by the FDA and other regulatory agencies could increase the costs or time of development of our products and delay or prevent sales of our products and our revenues could decline and we may not achieve profitability.

Our products generally must receive appropriate regulatory clearance from the FDA before they can be sold in the U.S. Any change in the regulations, enforcement procedures or regulatory policies set by the FDA and other regulatory agencies could increase the costs or time of development of our products and delay or prevent sales of our products. For instance, beginning in October 2012, we began to pay a required filing fee to the FDA as part of every new ANDA submission and were required to pay an additional fee with respect to ANDAs previously filed, but not yet approved, as of October 1, 2012. We cannot determine what effect further changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted, may have on our business in the future. Such changes could, among other things, require:

•	changes to manufacturing methods;

•	expanded or different labeling;

•	recall, replacement or discontinuance of certain products;

•	additional record keeping; and

•	changes in methods to determine bio-equivalents.

Such changes, or new legislation, could increase the costs of, delay or prevent sales of our products and, as a result, our revenues may decline and we may not be able to achieve profitability. In addition, increases in the time that is required for us to obtain FDA approval of ANDAs could delay our commercialization of new products. In that regard, the time required to obtain FDA approval of ANDAs has increased over the last three years from an industry-wide median of approximately 22 months after initial filing in 2008 to an industry-wide median of approximately 33 months after initial filing in 2012. Approval times could continue to increase as a result of the upcoming expiration of the U.S. patents covering a number of key injectable pharmaceutical products. No assurance can be given that ANDAs submitted for our products will receive FDA approval on a timely basis, if at all, nor can we estimate the timing of the ANDA approvals with any reasonable degree of certainty.

A relatively small group of products supplied by a limited number of our vendors represents a significant portion of our net revenue. If the volume or pricing of any of these products declines, or we are unable to satisfy market demand for these products, it could have a material adverse effect on our business, financial position and results of operations.

Sales of a limited number of our products currently collectively represent a significant portion of our net revenue. If the volume or pricing of our largest selling products declines in the future or we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially adversely affected. Two of our products, heparin and levofloxacin, collectively accounted for approximately 37% of our net revenue for the year ended December 31, 2012, while heparin and cefepime collectively accounted for approximately 39% and 52% of our net revenue for the years ended December 31, 2011 and 2010, respectively. Our ten largest products accounted for approximately 70%, 76% and 86% of our net revenue for the years ended December 31, 2012, 2011 and 2010, respectively. We expect that our heparin and levofloxacin products will continue to represent a significant portion of our net revenues for the foreseeable future. These and our other key products could be rendered obsolete or uneconomical by numerous factors, many of which are beyond our control, including:

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

In addition, we currently rely on single vendors to supply us with the API and finished product manufacturing with respect to heparin and levofloxacin in a premix bag. If we are unable to maintain our relationships with these vendors on commercially acceptable terms, it could have a material adverse effect on our business, financial position and results of operations.

Our markets are highly competitive and, if we are unable to compete successfully, our revenues could decline and our future profitability could be jeopardized.

The injectable pharmaceutical market is highly competitive. Our competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. Our principal competitors include Boehringer, Fresinius, Hospira, Pfizer, Sandoz, Teva and West-Ward. In most cases, these competitors have access to greater financial, marketing, technical and other resources than we do. As a result, they may be able to devote more resources to the development, manufacture, marketing and sale of their products, receive a greater share of the capacity from API suppliers and finished product manufacturers and more support from independent distributors, initiate or withstand substantial price competition or more readily take advantage of acquisition or other opportunities.

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

The generic injectable market has experienced a number of significant merger and acquisition transactions that are driving consolidation in the markets in which we compete. Such consolidations may create larger companies with which we must compete, reduce the number of vendors willing to supply us with products, and provide further pressure on prices, development activities or customer retention. The impact of future consolidation in the industry could have a material impact on our business, results of operations or financial position.

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

If we are unable to continue to develop and commercialize new products in a timely and cost-effective manner, we may not achieve our expected revenue growth or profitability, or such revenue growth and profitability, if any, could be delayed.

Our future success will depend to a significant degree on our ability to continue to develop and commercialize new products in a timely and cost-effective manner. The development and commercialization of new products is complex, time-consuming and costly and involves a high degree of business risk. As of December 31, 2012, we actively marketed 46 products, and our new product pipeline included 36 products represented by 60 ANDAs that we had filed, or licensed rights to, and were under review by the FDA, and three products represented by six ANDAs that have been recently approved by the FDA and are pending commercial launch. We expect to launch more than half of these products by the end of 2014. We may, however, encounter unexpected delays in the launch of these products, or these products, if and when fully commercialized by us, may not perform as we expect. For example, our 60 pending ANDAs may not receive FDA approval on a timely basis, if at all.

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

Most of the end-users of injectable pharmaceutical products have relationships with GPOs whereby such GPOs provide such end-users access to a broad range of pharmaceutical products from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the drug purchasing decisions of such end-users. Hospitals and other end-users contract with the GPO of their choice for their purchasing needs. Collectively, we believe the five largest U.S. GPOs represented the majority of the acute care hospital market in 2012. We currently derive, and expect to continue to derive, a large percentage of our revenue from end-user customers that are members of a small number of GPOs. For example, the five largest U.S. GPOs represented end-user customers that collectively accounted for approximately 33%, 30% and 35% of our net contract revenue for each of the years ended December 31, 2012, 2011 and 2010, respectively. Maintaining our strong relationships with these GPOs will require us to continue to be a reliable supplier, offer a broad product line, remain price competitive, comply with FDA regulations and provide high-quality products. Although our GPO pricing agreements are typically multi-year in duration, most of them may be terminated by either party with 60 or 90 days notice. The GPOs with whom we have relationships may have relationships with manufacturers that sell competing products, and such GPOs may earn higher margins from these products or combinations of competing products or may prefer products other than ours for other reasons. If we are unable to maintain our GPO relationships, sales of our products and revenue could decline.

We rely on a limited number of pharmaceutical wholesalers to distribute our products.

As is typical in the pharmaceutical industry, we rely upon pharmaceutical wholesalers in connection with the distribution of our products. A significant amount of our products are sold to end-users under GPO pricing arrangements through a limited number of pharmaceutical wholesalers. We currently derive, and expect to continue to derive, a large percentage of our sales through the three largest wholesalers in the U.S. market, Amerisource, Cardinal Health and McKesson. For the year ended December 31, 2012, the products we sold through these wholesalers accounted for approximately 31%, 30% and 22%, respectively, of our net revenue. Collectively, our sales to these three wholesalers represented approximately 82%, 83% and 85% of our net revenue for the years ended December 31, 2012, 2011 and 2010, respectively. If we are unable to maintain our business relationships with these major pharmaceutical wholesalers on commercially acceptable terms, it could have a material adverse effect on our sales and may prevent us from achieving profitability.

We depend upon our key personnel, the loss of whom could adversely affect our operations. If we fail to attract and retain the talent required for our business, our business could be materially harmed.

We are a relatively small company and we depend to a significant degree on the principal members of our management and sales teams, which include Messrs. Yordon, Singer, Logerfo, Patterson and Drake. The loss of services from any of these persons may significantly delay or prevent the achievement of our product development or business objectives. We carry key man life insurance on Mr. Yordon in the amount of $5.0 million; we do not carry key man life insurance on any other key personnel. We have entered into employment agreements with certain of our key employees that contain restrictive covenants relating to non-competition and non-solicitation of our customers and employees for a period of 12 months after termination of employment. Nevertheless, each of our officers and key employees may terminate his or her employment at any time without notice and without cause or good reason, and so as a practical matter these agreements do not guarantee the continued service of these employees. Our success depends upon our ability to attract and retain highly qualified personnel. Competition among pharmaceutical and biotechnology companies for qualified employees is intense, and the ability to attract and retain qualified individuals is critical to our success. We may not be able to attract and retain these individuals on acceptable terms or at all, and our inability to do so could significantly impair our ability to compete.

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

Our business inherently exposes us to claims for injuries allegedly resulting from the use of our products. We may be held liable for, or incur costs related to, liability claims if any of our products cause injury or are found unsuitable during development, manufacture, sale or use. These risks exist even with respect to products that have received, or may in the future receive, regulatory approval for commercial use. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our products;

•	injury to our reputation;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	a diversion of management’s time and resources;

•	compensatory damages and fines;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue; and

•	exhaustion of any available insurance and our capital resources.

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

We seek to launch generic pharmaceutical products either where patent protection or other regulatory exclusivity of equivalent branded products have expired, where patents have been declared invalid or where products do not infringe on the patents of others. However, at times, we may seek approval to market generic products before the expiration of patents relating to the branded versions of those products, based upon our belief that such patents are invalid or otherwise unenforceable or would not be infringed by our products. Our success depends in part on our ability to operate without infringing the patents and proprietary rights of third parties. The manufacture, use and sale of generic versions of products has been subject to substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. If our products were found to be infringing on the intellectual property rights of a third-party, we could be required to cease selling the infringing products, causing us to lose future sales revenue from such products and face substantial liabilities for patent infringement, in the form of either payment for the innovator’s lost profits or a royalty on our sales of the infringing product. These damages may be significant and could materially adversely affect our business. Any litigation, regardless of the merits or eventual outcome, would be costly and time consuming and we could incur significant costs and/or a significant reduction in revenue in defending the action and from the resulting delays in manufacturing, marketing or selling any of our products subject to such claims.

Recently enacted and future healthcare law and policy changes may adversely affect our business.

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act. This health care reform legislation is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. While we will not know the full effects of this health care reform legislation until applicable federal and state agencies issue additional regulations or guidance under the new law, it appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

We are subject to various federal, state and foreign laws pertaining to foreign corrupt practices and healthcare fraud and abuse, including anti-kickback, marketing and pricing laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs such as Medicare and Medicaid. If there is a change in laws, regulations or administrative or judicial interpretations, we may have to change our business practices, or our existing business practices could be challenged as unlawful, which could materially adversely affect our business, financial position and results of operations.

Current economic conditions could adversely affect our operations.

The current economic environment is marked by continued heightened unemployment rates and financial stresses on households. In addition, the securities and credit markets have been experiencing volatility, and in some cases, have exerted negative pressure on the availability of liquidity and credit capacity for certain borrowers. Demand for our products may decrease due to these adverse economic conditions, as the loss of jobs or healthcare coverage, decreases an individual’s ability to pay for elective healthcare or causes individuals to delay procedures. Interest rate fluctuations, changes in capital market conditions and adverse economic conditions may also affect our customers’ ability to obtain credit to finance their purchases of our products, which could reduce our revenue and prevent or delay our profitability.

We may need to raise additional capital in the event we change our business plan or encounter unexpected developments, which may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may require significant additional funds earlier than we currently expect in the event we change our business plan, execute a strategic acquisition, or encounter unexpected developments, including unforeseen competitive conditions within our markets, changes in the general economic climate, changes in the regulatory environment, the loss of key relationships with suppliers, GPOs or end-user customers or other unexpected developments that may have a material effect on the cash flows or results of operations of our business. If required, additional funding may not be available to us on acceptable terms or at all. Our ability to raise additional funding, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future results of operations, our relative levels of debt and equity, the volatility and overall condition of the capital markets and the market prices of our securities. We may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration arrangements. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. In addition, additional debt financing may only be available to us on less favorable terms than our existing SVB revolving loan facility, including higher interest rates or greater exposure to interest rate risk. If we raise additional funds through collaboration arrangements, we may have to relinquish valuable rights to our products or grant licenses on terms that are not favorable to us. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.

We are subject to a number of risks associated with managing our international network of collaborations.

We have an international network of collaborations that includes 45 business partners worldwide as of December 31, 2012, including 16 in Europe, ten in China and Taiwan, nine in the Americas, eight in India and two in the Middle East. As part of our business strategy, we intend to continue to identify further collaborations involving API sourcing, product development, finished product manufacturing and product licensing. We expect that a significant percentage of these new collaborations will be with business partners located outside the U.S. Managing our existing and future international network of collaborations could impose substantial burdens on our resources, divert management’s attention from other areas of our business and otherwise harm our business. In addition, our international network of collaborations subjects us to certain risks, including:

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

We may never realize the expected benefits from, or our investment in, our joint venture in China.

Our KSCP joint venture in China represents a significant investment by us. Through December 31, 2012, we have invested an aggregate of approximately $26.0 million in our KSCP joint venture. Our KSCP joint venture was established to construct and operate an FDA approvable, cGMP, sterile manufacturing facility in Chengdu, China that will provide us with access to dedicated manufacturing capacity that utilizes state-of-the-art full isolator technology for aseptic filling. Through this facility, KSCP is expected to manufacture finished products for us on an exclusive basis for sale in the U.S. and other attractive markets and for third parties on a contract basis for sale in other non-U.S. markets. Our KSCP joint venture may also directly access the Chinese domestic market. The FDA inspected the facility in 2012, and we believe the facility will receive its first product approval during 2013. We currently share managerial control of our KSCP joint venture on an equal basis with our joint venture partner, CKT.

We may never, however, realize the expected benefits of, or our investment in, our KSCP joint venture due to, among other things:

•

the facility may never become commercially viable for a variety of reasons in and/or beyond our control (for example, the KSCP financial statements included a “going concern” opinion at both December 31, 2012 and 2011);

•

we may become involved in disputes with our joint venture partner regarding development or operations, such as how to best deploy assets or which products to produce, and such disagreement could disrupt or halt the operations of the facility;

•	the facility may never receive appropriate FDA or other regulatory approvals to manufacture any products or such approvals may be delayed;

•

we will be required to make additional capital investments in KSCP so that the venture may continue its operations, and have currently committed to funding cash shortfalls of the facility through September 30, 2013 while discussions occur between the two joint venture partners on the long-term strategic direction of the facility;

•

general political and economic uncertainty could impact development or operations at the facility, including multiple regulatory requirements that are subject to change, any future implementation of trade protection measures and import or export licensing requirements between the U.S. and China, labor regulations or work stoppages at the facility, fluctuations in the foreign currency exchange rates and complying with U.S. regulations that apply to international operations, including trade laws and the U.S. Foreign Corrupt Practices Act;

•

the long term credit facilities of KSCP contain a financial operating covenant that becomes operable once KSCP commences the sale of products. However, given KSCP’s limited operating history, there can be no assurance that it will comply with this operating covenant and therefore the credit facilities would be due on demand; and

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

We rely on a single vendor to manage our order to cash cycle and our distribution activities, and the loss or disruption of service from this vendor could adversely affect our operations and financial condition

Our customer service, order processing, invoicing, cash application, chargeback and rebate processing and distribution and logistics activities are managed by DDN. DDN’s Business Process Outsourcing solution to life science companies connects finance, information systems, commercialization, supply chain, drug safety and sales support processes. If we were to lose the availability of DDN’s services due to fire, natural disaster or other disruption, such loss could have a material adverse effect on our operations. Although multiple providers of such services exist, there can be no assurance that we could secure another source to handle these transactions on acceptable terms or otherwise to our specifications in the event of a disruption of services at either their Memphis, Tennessee logistics center or Milwaukee, Wisconsin order to cash cycle processing center.

Our revenue growth may not continue at historical rates, we may never achieve our business strategy of optimizing our gross and operating margins, and our business may suffer as a result of our limited operating history or lack of public company operating experience.

Since our inception in 2006, we have experienced rapid growth in our net revenue. Although we expect our revenue to continue to grow over the long term due to both continued commercial success with our existing products and the launch of new products, we cannot provide any assurances that our revenue growth will continue at historical rates, if at all. In addition, as part of our business strategy we intend to seek to optimize our gross and operating margins by improving the commercial terms of our supply arrangements and to gain access to additional, more favorable API, product development and manufacturing capabilities. We may, however, encounter unforeseen difficulties in improving the commercial terms of our current supply arrangements or in gaining access to additional arrangements and, as a result, cannot provide any assurances that we will be successful in optimizing our margins. Finally, we have a limited operating history at our current scale of operations, and as a public company. Our limited operating history and public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy and grow our business, either as a result of our inability to manage our current size, effectively manage the business in a public company environment, manage our future growth or for any other reason, our business, prospects, financial condition and results of operations may be harmed.

Currency exchange rate fluctuations may have an adverse effect on our business.

We generally incur sales and pay our expenses in U.S. dollars. Substantially all of our business partners that supply us with API, product development services and finished product manufacturing as well as our KSCP joint venture are located in foreign jurisdictions, such as India, China, Romania and Brazil, and we believe they generally incur their respective operating expenses in local currencies. As a result, these business partners may be exposed to currency rate fluctuations and experience an effective increase in their operating expenses in the event their respective local currencies appreciate against the U.S. dollar. In this event, such business partners may elect to stop providing us with these services or attempt to pass these increased costs back to us through increased prices for product development services, API sourcing or finished products that they supply to us, any of which could have an adverse effect on our business.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal control policies mandate compliance with these laws. Many of our business partners who supply us with product development services, API sourcing and finished product manufacturing are located in parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our compliance program, we cannot assure you that our internal control policies and procedures always will protect us from reckless or negligent acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation.

We may seek to engage in strategic transactions that could have a variety of negative consequences, and we may not realize the benefits of such transactions.

From time to time, we may seek to engage in strategic transactions with third parties, such as strategic partnerships, joint ventures, restructurings, divestitures, acquisitions and other investments. Any such transaction may require us to incur non-recurring and other charges, increase our near and long-term expenditures, pose significant integration challenges, require additional expertise and disrupt our management and business, which could harm our business, financial position and results of operations. We may face significant competition in seeking appropriate strategic partners and transactions, and the negotiation process for any strategic transaction can be time-consuming and complex. There is no assurance that, following the consummation of a strategic transaction, we will achieve the anticipated revenues, profits or other benefits from the transaction, and we may incur greater costs than expected.

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

Investment funds managed by Vivo Ventures, LLC (“Vivo Ventures”) beneficially own approximately 8,961,452 shares, or 31.9% of our outstanding Common Stock as of December 31, 2012. As a result, Vivo Ventures will, for the foreseeable future, have significant influence over all matters requiring stockholder approval, including election of directors, adoption or amendments to equity-based incentive plans, amendments to our certificate of incorporation and certain mergers, acquisitions and other change-of-control transactions. In addition, one investment professional of Vivo Ventures currently serves on our board of directors. Vivo Ventures’ ownership of a large amount of our voting power may have an adverse effect on the price of our Common Stock. The interests of Vivo Ventures may not be consistent with your interests as a stockholder.

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

In conjunction with our initial public offering, we underwent an ownership change as defined by Section 382 of the Internal Revenue Code. As none of our operating loss carryforwards expire before 2027, we believe that we will have a reasonable opportunity to use all of such loss carryforwards prior to their expiry, but such loss carryforwards will only be usable to the extent we generate sufficient taxable income. It is possible that future transactions (including issuances of new shares of our common stock and sales of shares of our common stock) will cause us to undergo one or more ownership changes. In that event, we generally would not be able to use our pre-change loss or certain built-in losses prior to such ownership change to offset future taxable income in excess of the annual limitations imposed by Sections 382 and 383, and those attributes already subject to limitations (as a result of our prior ownership changes) may be subject to more stringent limitations. Because we have generated tax losses since our inception, our deferred tax asset currently reflects a full valuation allowance against our net operating loss and other tax credit carryforwards. As a result, an ownership change would not result in a reduction of our deferred tax asset or a change to our results of operations (unless this valuation allowance is reversed, in whole or in part, prior to such ownership change).

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2012, we conducted all of our operations through an aggregate of approximately 23,500 square feet of office space in our headquarters in Schaumburg, Illinois under a lease that expires on December 31, 2016. We believe that our current facility is adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Our KSCP joint venture has completed construction of a manufacturing facility in Chengdu, China. The facility was inspected by the FDA in 2012, and we believe the first product will be approved from the facility in 2013. This facility occupies approximately 300,000 square feet. We do not currently have plans to purchase or lease additional facilities for manufacturing, packaging or warehousing, as such services are generally provided to us by our business partners and other third-party vendors.

Item 3.	Legal Proceedings.

We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims may include assertions that our products infringe existing patents and claims that the use of our products has caused personal injuries. We intend to defend vigorously any such litigation that may arise under all defenses that would be available to us. We are currently party to the following litigation:

Zoledronic Acid (Generic versions of Zometa® and Reclast®). On February 20, 2013, Novartis Pharmaceuticals Corporation (“Novartis”) sued the Company and several other defendants in the United States District Court for the District of New Jersey, alleging, among other things, that sales of the Company’s (i) zoledronic acid premix bag (4mg/100ml), a generic version of Novartis’ Zometa® ready to use bottle, would infringe U.S. Patent No. 7,932,241 (the “241 Patent”) and U.S. Patent No. 8,324,189 (the “189 Patent”) and (ii) zoledronic acid premix bag (5mg/100ml), a generic version of Novartis’ Reclast® ready to use bottle, would infringe U.S. Patent No. 8,052,987 and the 241 Patent (Novartis Pharmaceuticals Corporation v. Actavis, LLC, et. al., Case No. 13-cv-1028). The suit, which also named Actavis, a key supplier of the Company, alleges, among other things, that the sale of Actavis’ zoledronic acid vial (4mg/5ml), a generic version of Novartis’ Zometa® vial, would infringe the 189 Patent. On March 1, 2013, the District Court denied Novartis’ request for a temporary restraining order against the Company and the other defendants, including Actavis. On March 6, 2013, the Company began selling Actavis’ zoledronic acid vial, the generic version of Zometa®. The Company believes it has substantial meritorious defenses to the case and intends to defend against the suit vigorously. However, the Company has sold and is continuing to sell Actavis’ zoledronic acid vial, the generic version of Zometa®. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

At this time, there are no proceedings of which management is aware that are considered likely to have a material adverse effect on the consolidated financial position or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is listed on the NASDAQ Global Market and trades under the symbol “SGNT”. At February 28, 2013, there were approximately 1,104 holders of record of our Common Stock.

The high and low market price for our Common Stock during each of the quarterly periods during 2012 and 2011 is included below:

	2012 Quarters
	First		Second	Third	Fourth
Market price
High	$23.48		$19.12	$19.89	$16.98
Low	$17.84		$14.87	$12.62	$13.80

	2011 Quarters
	First		Second	Third	Fourth
Market price(1)
High	N/A	[1]	$29.23	$28.82	$26.74
Low	N/A	[1]	$17.98	$13.50	$18.95

(1)	We began trading on the NASDAQ Global Market on April 20, 2011, following our initial public offering.

Since our inception, we have not paid a dividend on our Common Stock, and we have no intention to do so in the near future.

Issuer Purchases of Equity Securities during the Quarter ended December 31, 2012

There are currently no share repurchase programs authorized by our Board of Directors. No purchases of our common stock were made in the fourth quarter of 2012.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data as of and for the periods indicated. The selected financial data set forth below has been derived from our consolidated financial statements as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, which have been audited by our independent registered public accounting firm. The data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$183,615	$152,405	$74,056	$29,222	$12,006
Cost of sales	152,508	133,636	65,013	28,785	11,933

Gross profit	$31,107	$18,769	$9,043	$437	$73
Gross margin	16.9%	12.3%	12.2%	1.5%	0.6%

Operating expenses
Product development	17,136	12,763	11,223	12,404	14,944
Selling, general and administrative	30,093	25,148	18,931	16,677	15,024
Management reorganization	708	—	—	—	—
Equity in net (income) loss of joint ventures	(1,337)	2,531	1,476	1,491	1,087

Total operating expenses	46,600	40,442	31,630	30,572	31,055

Net loss	$(16,817)	$(26,422)	$(24,495)	$(30,536)	$(30,455)

Loss per share – basic	$(0.60)	$(1.31)	$(12.53)	$(17.16)	$(19.75)
Loss per share – diluted	$(0.60)	$(1.31)	$(12.53)	$(17.16)	$(19.75)

Weighted-average shares – basic	27,980	20,105	1,955	1,783	1,539
Weighted-average shares – diluted	27,980	20,105	1,955	1,783	1,539

Balance Sheet Data:
Cash and cash equivalents	$27,687	$52,203	$34,684	$8,139	$25,788
Short-term investments	36,605	73,761	—	—	—
Working capital	106,814	116,704	32,775	16,161	19,675
Total assets	172,315	230,508	118,589	65,096	51,040
Total debt	—	37,140	20,726	4,518	—
Preferred stock	—	—	157,774	113,000	83,000
Total stockholder’s equity (deficit)	131,855	141,669	(96,809)	(74,771)	(44,910)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in Item 8 under the heading “Financial Statements and Supplementary Data”. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors.”

Overview

We are a specialty pharmaceutical company focused on developing, manufacturing, sourcing and marketing pharmaceutical products, with a specific emphasis on injectables, which we sell primarily in the United States of America through our highly experienced sales and marketing team. With a primary focus on generic injectable pharmaceuticals, we currently offer our customers a broad range of products across anti-infective, oncolytic and critical care indications in a variety of presentations, including single- and multi-dose vials, pre-filled ready-to-use syringes and premix bags. We generally seek to develop injectable products where the form or packaging of the product can be enhanced to improve delivery, product safety or end-user convenience. Our management team includes industry veterans who have previously served critical functions at other injectable pharmaceutical companies and key customer groups and have long-standing relationships with customers, regulatory agencies, and suppliers. We have rapidly established a growing and diverse product portfolio and product pipeline as a result of our innovative business model, which combines an extensive network of collaborations with API suppliers and finished product developers and manufacturers in Asia, Europe, the Middle East and the Americas with our proven and experienced U.S.-based regulatory, quality assurance, business development, project management, and sales and marketing teams.

We have developed an extensive international network of collaborations involving API sourcing, product development, finished product manufacturing and product licensing. As of December 31, 2012, our network provided us access to over 100 worldwide manufacturing and development facilities, including several dedicated facilities used to manufacture specific complex APIs and finished products. We currently have two collaborations structured as joint ventures. Our KSCP joint venture with CKT was established to construct and operate a sterile manufacturing facility in Chengdu, China that is designed to comply with FDA regulations, including cGMP. Our 50/50 joint venture known as Sagent Agila (formerly known as Sagent Strides LLC) with a subsidiary of Strides, was established to sell into the U.S. market a wide variety of generic injectable products manufactured by Strides.

We are developing an extensive injectable product portfolio encompassing multiple presentations of a broad range of products across anti-infective, oncolytic and critical care indications. Our product portfolio has grown to a total of 46 marketed products that we offer in an aggregate of 122 presentations as of December 31, 2012.

We maintain an active product development program. Our new product pipeline can generally be classified into two categories: (i) new products for which we have submitted or acquired ANDAs that are filed and under review by the FDA; and (ii) new products for which we have begun initial development activities such as sourcing of API and finished products and preparing the necessary ANDAs. As of December 31, 2012, our new product pipeline included 36 products represented by 60 ANDAs that we had filed, or licensed rights to, that were under review by the FDA, and three products represented by six ANDAs that have been recently approved by the FDA and are pending commercial launch. Our 60 ANDAs under review by the FDA as of December 31, 2012 have been on file for an average of approximately 36 months, with 12 of them being on file for less than 12 months, seven of them being on file for between 12 and 24 months and 41 of them being on file for longer than 24 months. We expect to launch over half of these new products by the end of 2014. We also had approximately 17 additional products under initial development as of December 31, 2012. Our product development activities also include expanding our product portfolio by adding new products through in-licensing and similar arrangements with foreign manufacturers and domestic virtual pharmaceutical development companies that seek to utilize our U.S. sales and marketing expertise.

The specific timing of our new product launches is subject to a variety of factors, some of which are beyond our control, including the timing of FDA approval for ANDAs currently under review or that we file with respect to new products. The timing of these and other new product launches will have a significant impact on our results of operations.

The following table provides a summary of certain aspects of our product development efforts for the periods presented:

	For the year ended December 31,
	2012	2011	2010
Products launched during the period	16	12	8
ANDAs submitted or licensed during the period	16	17	21
ANDAs under FDA review at end of period	60	63	68

The table below sets forth our new products represented by ANDAs that are under review by the FDA and under initial development as of December 31, 2012 by product category:

	Number of Products
	Under FDA review	Initial development
Product category
Anti-infective	5	3
Oncology	7	9
Critical care	24	5

	36	17

Product Competition and Development Costs

Within the U.S. generic pharmaceutical industry, the level of market share, revenue and gross profit attributable to a particular generic product is significantly influenced by the number of competitors in that product’s market and the timing of our product’s regulatory approval and launch in relation to competing approvals and launches. In order to establish market presence, we initially selected products for development based in large part on our ability to rapidly secure API sourcing, finished product manufacturing and regulatory approvals despite such products facing significant competition from existing generic products at their time of launch. As a result, our gross margins associated with such products have been adversely impacted by such competitive conditions. As we have continued to grow, we have focused on developing value-added differentiated products where we can compete on many factors in addition to price. Specifically, we have targeted injectable products where the form or packaging of the product can be enhanced to improve delivery, patient safety or end-user convenience and where generic competition is likely to be limited by product manufacturing complexity or lack of API supply. In addition, we may challenge proprietary product patents to seek first-to-market rights.

The development of generic injectable products is characterized by significant up-front costs, including costs associated with the evaluation of the patent landscape, product development activities, sourcing API and manufacturing capability and obtaining regulatory approvals. As a result, we have made, and we expect to continue to make, substantial investments in product development. Product development expenses for the years ended December 31, 2012, 2011 and 2010 totaled approximately $17.1 million, $12.8 million and $11.2 million respectively. In addition, we expect that our overall level of product development activity in any specific period may vary significantly based upon our business strategy to continue to identify and source new product opportunities.

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

In the case of new products for which the product introduction is not an extension of an existing line of product, where we determine that there are not products in a similar therapeutic category, or where we determine the new product has dissimilar characteristics with existing products, such that we cannot reliably estimate expected returns of the new product, we defer recognition of revenue until the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns. Subsequent adjustments to our prior year provisions and reserve requirements for chargebacks, allowances, discounts and returns have been less than 1% of total consolidated net revenue on an annual basis in each of the three fiscal years ended December 31, 2012.

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

The significant estimates inherent in the initial chargeback provision relate to wholesale units pending chargeback and to the end-user contract-selling price. We base the estimate for these factors on product-specific sales and internal chargeback processing experience, estimated wholesaler inventory stocking levels, current contract pricing and expectations for future contract pricing changes. Our chargeback provision is potentially impacted by a number of market conditions, including: competitive pricing, competitive products, and other changes impacting demand in both the distribution channel and with end users.

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

Our total chargeback accrual was $24.3 million and $28.9 million at December 31, 2012 and 2011, respectively, and is included as a reduction of accounts receivable. A 1% decrease in estimated end-user contract-selling prices would reduce net revenue for the year ended December 31, 2012, by $0.2 million and a 1% increase in wholesale units pending chargeback for the year ended December 31, 2012, would reduce net revenue by $0.2 million.

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

For returns of established products, we determine our estimate of the sales return accrual primarily based on historical experience, but also consider other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, timing of product returns relative to expiry, product recalls, product discontinuances, price changes of competitive products, and introductions of competitive new products.

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

Inventories

Inventories, substantially all of which are finished goods, are stated at the lower of cost (first in, first out) or market value. Inventories consist of products currently approved for marketing and may include certain products pending regulatory approval. From time to time, we capitalize inventory costs associated with products prior to receiving regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates management’s knowledge and best judgment of where the product is in the regulatory review process, market conditions, competing products and economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. If final regulatory approval for such products is denied or delayed, we may need to provide for and expense such inventory. We have capitalized $1.4 million of finished goods inventory, related to one product, pending regulatory approval at December 31, 2012. We had capitalized $0.3 million of raw material inventory, related to one product, pending regulatory approval at December 31, 2011 and 2010. This product was approved in February 2012.

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

We estimate the value of stock options on the date of grant using a Black-Scholes option pricing model that incorporates various assumptions. The risk-free rate of interest for the average contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is zero as we have not paid nor do we anticipate paying any dividends. For service-based awards, we use the “simplified method” described in SEC Staff Accounting Bulletin Topic 14 where the expected term of awards granted is based on the midpoint between the vesting date and the end of the contractual term, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. For performance-based awards, we determine the expected term based on the anticipated achievement and exercise pattern of the underlying options. Our expected volatility is based on a weighted average of the historical volatility of similar companies’ stock and the historical volatility of our stock since our IPO. The weighted-average estimated values of employee stock option grants and rights granted under our 2007 Global Share Plan and 2011 Incentive Compensation Plan (the “Plans”) as well as the weighted-average assumptions that were used in calculating such values during the last three years were based on estimates at the date of grant as follows:

	Risk free interest rate	Expected life	Expected dividend yield	Expected volatility	Fair value at grant date
2012	1.05%	6 years	0%	61%	$10.67
2011	1.47%	6 years	0%	61%	$11.15
2010	1.60%	6 years	0%	65%	$7.21

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

Valuation and Impairment of Marketable Securities

Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of investments are included in accumulated other comprehensive income, net of tax, as reported in our consolidated balance sheets. Changes in the fair value of investments impact our net income (loss) only when such investments are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We regularly review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of an investment is less than its cost, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. Our assessment on whether an investment is other-than-temporarily impaired or not, could change in the future due to new developments or changes in assumptions related to any particular investment.

Product Development

Product development costs are expensed as incurred. These expenses include the costs of our internal product development efforts, acquired in-process research and development, as well as product development costs incurred in connection with our third-party collaboration efforts. Our third-party development collaborations typically provide for achievement-based milestones to be paid by us throughout the product development process, typically upon: (i) signing of the development agreement; (ii) manufacture of the submission batches used in conjunction with the filing of an ANDA with the FDA; (iii) filing of an ANDA with the FDA; and (iv) FDA approval. In addition, depending upon the nature of the product and the terms of our collaboration, we may also provide or pay for API and samples of the reference-listed drug.

Preapproval milestone payments made under contract research and development arrangements or product licensing arrangements prior to regulatory approval are expensed as a component of product development when the related milestone is achieved. Once the product receives regulatory approval, we record any subsequent milestone payments as an intangible asset to be amortized on a straight-line basis as a component of cost of goods sold over the related license period or the estimated life of the acquired product, which ranges from five years to eight years with a weighted-average of five years prior to the next renewal or extension as of December 31, 2012. We make the determination whether to capitalize or expense amounts related to the development of new products and technologies through agreements with third parties based on our ability to recover its cost in a reasonable period of time from the estimated future cash flows anticipated to be generated pursuant to each agreement. Market, regulatory and legal factors, among other things, may affect the ability to realize projected cash flows that an agreement was initially expected to generate. We regularly monitor these factors and subject all capitalized costs to periodic impairment testing.

Intangible Assets

Certain amounts paid to third parties related to the development of new products and technologies, as described above, are capitalized and included in intangible assets in the accompanying consolidated balance sheets.

Recently Adopted Accounting Standards

In June 2011, new guidance was issued regarding the presentation of comprehensive income, which was partially deferred in December 2011. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of operations and other comprehensive income or separate but consecutive statements of operations and other comprehensive income. We have adopted this guidance as of December 31, 2011. Adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2011, new guidance was issued on the accounting for fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. We adopted this guidance on January 1, 2012. Adoption of this guidance did not have a material impact on our financial results.

Non-GAAP Financial Measures

We report our financial results in accordance with accounting principles generally accepted in the United States (“GAAP”).

Adjusted Gross Profit

We use the non-GAAP financial measure “Adjusted Gross Profit” and corresponding ratios. We define Adjusted Gross Profit as gross profit plus our share of the gross profit earned through our Sagent Agila joint venture which is included in the Equity in net (income) loss of joint ventures line on the Consolidated Statements of Operations. We believe that Adjusted Gross Profit is relevant and useful supplemental information for our investors. Our management believes that the presentation of this non-GAAP financial measure, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measure, provides a more complete understanding of the factors and trends affecting Sagent than could be obtained absent these disclosures. Management uses Adjusted Gross Profit and corresponding ratios to make operating and strategic decisions and evaluate our performance. We have disclosed this non-GAAP financial measure so that our investors have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that Adjusted Gross Profit provides a useful supplemental tool to consistently evaluate the profitability of our products that have profit sharing arrangements. The limitation of this measure is that it includes an item that does not have an impact on gross profit reported in accordance with GAAP. The best way that this limitation can be addressed is by using Adjusted Gross Profit in combination with our GAAP reported gross profit. Because Adjusted Gross Profit calculations may vary among other companies, the Adjusted Gross Profit figures presented below may not be comparable to similarly titled measures used by other companies. Our use of Adjusted Gross Profit is not meant to and should not be considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the following tables reconciling Adjusted Gross Profit to our GAAP reported gross profit for the periods presented (dollars in thousands).

	Year ended December 31,				% of net revenues, year ended December 31,
	2012	2011	$ Change	% Change	2012	2011	Change
Adjusted Gross Profit	$36,746	$20,833	$15,913	76%	20.0%	13.7%	6.3%
Sagent share of gross profit earned by Sagent Agila joint venture	5,639	2,064	3,575	173%	3.1%	1.4%	1.7%

Gross Profit	$31,107	$18,769	$12,338	66%	16.9%	12.3%	4.6%

	Year ended December 31,				% of net revenues, year ended December 31,
	2011	2010	$ Change	% Change	2011	2010	Change
Adjusted Gross Profit	$20,833	$9,460	$11,373	120%	13.7%	12.8%	0.9%
Sagent share of gross profit earned by Sagent Agila joint venture	2,064	417	1,647	395%	1.4%	0.6%	0.8%

Gross Profit	$18,769	$9,043	$9,726	108%	12.3%	12.2%	0.1%

EBITDA and Adjusted EBITDA

We use the non-GAAP financial measures “EBITDA” and “Adjusted EBITDA” and corresponding growth ratios. We define EBITDA as net loss less interest expense, net of interest income, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as net loss less interest expense, net of interest income, provision for income taxes, depreciation and amortization, stock-based compensation expense and the equity in net loss of our KSCP joint venture. We believe that EBITDA and Adjusted EBITDA are relevant and useful supplemental information for our investors. Our management believes that the presentation of these non-GAAP financial measures, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measures, provides a more complete understanding of the factors and trends affecting Sagent than could be obtained absent these disclosures. Management uses EBITDA, Adjusted EBITDA and corresponding ratios to make operating and strategic decisions and evaluate our performance. We have disclosed these non-GAAP financial measures so that our investors have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that EBITDA and Adjusted EBITDA are useful supplemental tools to evaluate the underlying operating performance of the company on an ongoing basis. The limitation of these measures is that they exclude items that have an impact on net loss. The best way that these limitations can be addressed is by using EBITDA and Adjusted EBITDA in combination with our GAAP reported net loss. Because EBITDA and Adjusted EBITDA calculations may vary among other companies, the EBITDA and Adjusted EBITDA figures presented below may not be comparable to similarly titled measures used by other companies. Our use of EBITDA and Adjusted EBITDA is not meant to and should not be considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the following tables reconciling EBITDA and Adjusted EBITDA to our GAAP reported net loss for the periods presented (dollars in thousands).

	Year ended December 31,
	2012	2011	$ Change	% Change
Adjusted EBITDA	$(628)	$(12,476)	$11,848	95%
Stock-based compensation expense	5,552	2,545	3,007	118%
Equity in net loss of KSCP joint venture	3,814	4,331	(517)	-12%

EBITDA	$(9,994)	$(19,352)	$9,358	48%

Depreciation and amortization expense[1]	5,499	3,159	2,340	74%
Interest expense, net	1,324	3,911	(2,587)	-66%
Provision for income taxes	—	—	—	—

Net loss	$(16,817)	$(26,422)	$9,605	36%

	Year ended December 31,
	2011	2010	$ Change	% Change
Adjusted EBITDA	$(12,476)	$(19,862)	$7,386	37%
Stock-based compensation expense	2,545	904	1,641	182%
Equity in net loss of KSCP joint venture	4,331	1,496	2,835	189%

EBITDA	$(19,352)	$(22,262)	$2,910	13%

Depreciation and amortization expense[1]	3,159	1,138	2,021	178%
Interest expense, net	3,911	1,095	2,816	257%
Provision for income taxes	—	—	—

Net loss	$(26,422)	$(24,495)	$(1,927)	-8%

[1]

Depreciation and amortization expense excludes $506, $465 and $92 of amortization in the years ended December 31, 2012, 2011 and 2010, respectively, related to deferred financing fees, which is included within interest expense and other in our Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010.

Results of Operations

The following compares our consolidated results of operations for the year ended December 31, 2012 with those of the year ended December 31, 2011 (in thousands, except per share amounts):

	Year ended December 31,
	2012	2011	$ change	% change
Net revenue	$183,615	$152,405	$31,210	20%
Cost of sales	152,508	133,636	18,872	14%

Gross profit	31,107	18,769	12,338	66%
Gross profit as % of net revenues	16.9%	12.3%

Operating expenses:
Product development	17,136	12,763	4,373	34%
Selling, general and administrative	30,093	25,148	4,945	20%
Management reorganization	708	—	708	100%
Equity in net (income) loss of joint ventures	(1,337)	2,531	3,868	153%

Total operating expenses	46,600	40,442	6,158	15%

Loss from operations	(15,493)	(21,673)	6,180	29%
Interest income and other	243	284	(41)	(14)%
Interest expense	(1,567)	(4,195)	2,628	63%
Change in fair value of preferred stock warrants	—	(838)	838	100%

Loss before income taxes	(16,817)	(26,422)	9,605	36%
Provision for income taxes	—	—	—	—

Net loss	$(16,817)	$(26,422)	$9,605	36%

Net loss per common share:
Basic	$(0.60)	$(1.31)	$0.71	54%
Diluted	$(0.60)	$(1.31)	$0.71	54%

Net revenue: Net revenue for the year ended December 31, 2012 totaled $183.6 million, an increase of $31.2 million, or 20%, as compared to $152.4 million for the year ended December 31, 2011. The launch of 37 new codes or presentations of 16 products during 2012, including oxaliplatin and calcium leucovorin, contributed $20.8 million of the net revenue increase in 2012. Net revenue for products launched before January 1, 2012 increased by $10.4 million, or 7%, to $162.8 million during 2012, due to the impact of annualizing sales and increased unit volumes, especially on our rocuronium products, which were in short supply during the second half of 2012, partially offset by lower pricing, especially on our heparin products and certain products launched initially in the third quarter of 2011.

Cost of sales: Cost of sales for the year ended December 31, 2012 totaled $152.5 million, an increase of $18.9 million, or 14%, as compared to $133.6 million for the year ended December 31, 2011. Gross profit as a percentage of net revenue was 16.9% for the year ended December 31, 2012, and 12.3% for the year ended December 31, 2011. The increase in gross profit as a percentage of net revenue was driven primarily by pricing on products initially launched in 2012 and the sale of $1.4 million of heparin previously reserved as excess inventories, partially offset by reduced pricing on products initially launched in the third quarter of 2011. Gross profit in 2011 also included a $4.2 million reserve for certain excess heparin inventories. Adjusted Gross Profit as a percentage of net revenue was 20.0% for the year ended December 31, 2012, and 13.7% for the year ended December 31, 2011. The increase in Adjusted Gross Profit as a percentage of net revenue was driven primarily by the sale of rocuronium, of which there was a shortage during the second half of 2012 and products launched in 2012, partially offset by reduced pricing on products initially launched in the third quarter of 2011.

Product development: Product development expense for the year ended December 31, 2012 totaled $17.1 million, an increase of $4.4 million, or 34%, as compared to $12.8 million for the year ended December 31,

2011. The increase in product development expense was primarily due to the timing of milestone payments and FDA filing fees, including new, one-time backlog fees totaling $0.8 million, which were incurred with respect to all ANDAs pending FDA approval.

As of December 31, 2012, our new product pipeline included 36 products represented by 60 ANDAs which we had filed, or licensed rights to, that were under review by the FDA and three products represented by six ANDAs that have been recently approved and were pending commercial launch. We expect to launch more than half of these new products by the end of 2014. We also had an additional 17 products represented by 25 ANDAs under initial development at December 31, 2012.

Selling, general and administrative: Selling, general and administrative expenses for the year ended December 31, 2012, totaled $30.1 million, an increase of $4.9 million, or 20%, as compared to $25.1 million for the year ended December 31, 2011. The increase in selling, general and administrative expense was primarily due to payroll-related costs, primarily stock compensation expense. Selling, general and administrative expense as a percentage of net revenue was 16% and 17% for the year ended December 31, 2012 and 2011, respectively.

Management reorganization: Restructuring expenses, primarily severance related charges in connection with eliminated positions, for the year ended December 31, 2012 totaled $0.7 million. There were no such restructuring expenses in the year ended December 31, 2011.

Equity in net (income) loss of joint ventures: Equity in net income of joint ventures for the year ended December 31, 2012 totaled $1.3 million, an increase of $3.9 million, or 153%, as compared to a loss of $2.5 million for the year ended December 31, 2011. The increase was primarily due to increased income generated by the Sagent Agila joint venture, principally from rocuronium, which was in short supply during the second half of the year, partially offset by losses of our KSCP joint venture. Included in this amount are the following (amounts in thousands of dollars):

	Year Ended December 31,
	2012	2011
Sagent Agila LLC – Earnings directly related to the sale of product	$(5,685)	$(2,091)
Sagent Agila LLC – Product development costs	534	291
Kanghong Sagent (Chengdu) Pharmaceutical Co – net loss	3,814	4,331

Equity in net (income) loss of joint ventures	$(1,337)	$2,531

Interest expense: Interest expense for the year ended December 31, 2012 totaled $1.6 million, a decrease of $2.6 million, or 63%, as compared to $4.2 million for the year ended December 31, 2011. The decrease was principally due to lower borrowings during 2012, partially offset by $0.8 million of fees and the write-off of $0.4 million of deferred financing costs associated with the early termination and partial extinguishment of our senior secured revolving and term loan credit facilities in February 2012. We did not draw against our Silicon Valley Bank revolving loan facility following our entry into this agreement in February 2012. Excluding fees associated with the early termination and partial extinguishment of our credit facilities, interest expense for the year ended December 31, 2012 was $0.4 million.

Provision for income taxes: We have generated tax losses since inception and as a result, we have recorded a full valuation allowance against our deferred tax assets resulting in no tax benefits being recorded on any losses. The exercise of the overallotment option as part of our initial public offering in April 2011 triggered an ownership change as defined by Section 382 of the US Internal Revenue Code. This change will limit the amount of our net operating loss carryforwards which we could utilize to offset future taxable income. As none of our current net operating loss carryforwards expire before 2027, we expect that despite the use limitations triggered by our IPO, we will have a reasonable opportunity to utilize all of these loss carryforwards before they expire, but such loss carryforwards will be usable only to the extent that we generate sufficient taxable income.

Net loss and net loss per common share: The net loss for the year ended December 31, 2012 was $16.8 million. The net loss for the year ended December 31, 2011 was $26.4 million. Net loss per common share decreased by $0.71, or 54%. The decrease in net loss per common share is due to the following factors:

Basic and diluted EPS for the year ended December 31, 2011	$(1.31)
Increase in common shares outstanding	0.37
Decrease in net loss	0.34

Basic and diluted EPS for the year ended December 31, 2012	$(0.60)

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

Cost of sales: Cost of sales for the year ended December 31, 2011 totaled $133.6 million, an increase of $68.6 million, or 106%, as compared to $65.0 million for the year ended December 31, 2010. Gross profit as a percentage of net revenue was 12.3% for the year ended December 31, 2011, and 12.2% for the year ended

December 31, 2010. Adjusted Gross Profit as a percentage of net revenue was 13.7% for the year ended December 31, 2011, and 12.8% for the year ended December 31, 2010. The increase in gross profit as a percentage of net revenue and the increase in adjusted gross profit as a percentage of net revenue were driven primarily by our introduction of new, higher margin products, principally levofloxacin, gemcitabine and topotecan, partially offset by the impact of lower pricing, especially on our heparin products and the impact of a $4.2 million reserve for certain excess heparin inventories in 2011.

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

Equity in net loss of joint ventures: Equity in net loss of joint ventures for the year ended December 31, 2011 totaled $2.5 million, an increase of $1.0 million, or 71%, as compared to $1.5 million for the year ended December 31, 2010. The increase was primarily due to additional development activities of our KSCP joint venture, as the manufacturing facility continued validation and development activities in advance of the initial submission from the facility, which occurred during the third quarter, partially offset by increased income generated by the Sagent Agila joint venture. Included in this amount are the following (amounts in thousands of dollars):

	Year Ended December 31,
	2011	2010
Sagent Agila LLC – Earnings directly related to the sale of product	$(2,091)	$(426)
Sagent Agila LLC – Product development costs	291	406
Kanghong Sagent (Chengdu) Pharmaceutical Co – net loss	4,331	1,496

Equity in net (income) loss of joint ventures	$2,531	$1,476

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

Liquidity and Capital Resources

Funding Requirements

As of December 31, 2012, we have not generated any operating profit. Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, our ability to launch the 39 products that are represented by our 66 ANDAs that have been recently approved by the FDA and are pending commercial launch or are pending approval by the FDA as of December 31, 2012, and successfully identifying and sourcing other new product opportunities.

Based on our existing business plan, we expect cash and cash equivalents and short-term investments, together with our available borrowings, will be sufficient to fund our planned operations, including the continued development of our product pipeline, for at least the next 12 months, including additional investments we have committed to make in KSCP through September 30, 2013. However, we may require additional funds in the event we change our business plan, execute strategic initiatives, including acquisitions, or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the general economic climate, changes in the regulatory environment, the loss of key relationships with suppliers, group purchasing organizations or end-user customers or other unexpected developments that may have a material effect on the cash flows or results of operations of our business.

To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings or debt financings, which may not be available to us on terms we consider acceptable or at all. Our ability to raise additional funding, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future results of operations, our relative levels of debt and equity, the volatility and overall condition of the capital markets and the market prices of our securities. Debt financing, if available, may only be available to us on less favorable terms than our existing SVB revolving loan facility, including higher interest rates or greater exposure to interest rate risk. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders.

If adequate funds are not available, we may be required to terminate, significantly modify or delay the development or commercialization of new products. We may elect to raise additional funds even before we need them if we believe that the conditions for raising capital are favorable.

Cash Flows

Overview

On December 31, 2012, cash, cash equivalents and short term investments totaled $64.3 million, working capital totaled $106.8 million and our current ratio (current assets to current liabilities) was approximately 3.6 to 1.0.

Sources and Uses of Cash

Operating activities: Net cash used in operating activities was $20.1 million, $20.4 million and $27.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The modest decrease in the use of cash for operating activities in 2012 primarily relates to improvements in our Adjusted EBITDA, which was largely offset by increased investment in working capital. The decrease in the use of cash for operating activities in 2011 primarily relates to improvements in Adjusted EBITDA and working capital management.

Investing activities: Net cash provided by investing activities was $32.6 million in 2012. Net cash used in investing activities was $79.6 million and $7.3 million for the years ended December 31, 2011 and 2010, respectively. The change in cash flows from investing activities in 2012 relates primarily to the net sale of short-term investments of $36.4 million to repay in full all amounts due under our term loan and senior secured revolving credit facilities in February 2012. The increase in cash used by investing activities in 2011 primarily relates to the net investment of $74.8 million of the proceeds from our April 2011 IPO in short-term available-for-sale securities.

Financing activities: Net cash used in financing activities was $37.0 million in 2012, primarily related to the repayment in full of all outstanding amounts due under our term loan and senior secured revolving credit facilities in February 2012. Net cash provided by financing activities was $117.9 million and $61.7 million for the years ended December 31, 2011 and 2010 respectively. The increase in cash provided by financing activities in 2011 primarily relates to $101.6 million from the issuance of common shares, including $95.6 million from our initial public offering, and $15.0 million from our term loan credit facility, partially offset by $45.4 million of proceeds from the issuance of Class B preferred stock in 2010.

Credit facilities

Until February 2012, we maintained two active credit facilities; a Senior Secured Revolving Credit Facility and a Term Loan Credit Facility. In February 2012, we repaid all of our outstanding borrowings and terminated both facilities. We replaced these facilities with a new Revolving Credit Facility with Silicon Valley Bank. Refer below for a description of our facility with Silicon Valley Bank and each of the facilities in place through February 2012.

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

As of December 31, 2012, there were no borrowings outstanding under our Silicon Valley Bank revolving loan facility. At March 31, 2012, we were not in compliance with the free cash flow covenant included in the SVB Agreement, which required that we achieve free cash flow, defined as net loss less interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, equity in net loss of our KSCP joint venture, capital expenditures and capitalized product development costs of negative $2.0 million for the three months ended March 31, 2012. On May 10, 2012, Silicon Valley Bank waived our non-compliance with this covenant, and modified the free cash flow covenant for the remainder of 2012. In connection with the waiver and modification, we paid a fee of $0.1 million. We were in compliance with all of our covenants under the SVB Agreement at December 31, 2012.

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

Amounts drawn under the senior secured revolving credit facility bear an interest rate equal to either an adjusted London Interbank Offered Rate (“LIBOR”), plus a margin of 5.50%, or an alternate base rate plus a margin of 4.50%.

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

Aggregate Contractual Obligations:

The following table summarizes our long-term contractual obligations and commitments as of December 31, 2012.

	Payments due by period
Contractual obligations(1)	Total	Less than one year	1-3 years	3-5 years	More than five years
Long-term debt obligations(2)	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations(3)	1,207	289	603	315	—
Purchase obligations	—	—	—	—	—
Contingent milestone payments(4)	20,567	13,094	6,920	363	190
Joint venture funding requirements(5)	—	—	—	—	—

	$21,774	$13,383	$7,523	$678	$190

(1)	We had no material purchase commitments, individually or in the aggregate, under our manufacturing and supply agreements.
(2)	No amounts were drawn under the SVB Agreement at December 31, 2012.
(3)	Includes annual minimum lease payments related to non-cancelable operating leases.
(4)	Includes management’s estimate for contingent potential milestone payments and fees pursuant to strategic business agreements for the development and marketing of finished dosage form pharmaceutical products assuming all contingent milestone payments occur. Does not include contingent royalty payments, which are dependent on the introduction of new products.
(5)	Includes minimum funding requirements in connection with our existing joint ventures at December 31, 2012.

Off-Balance Sheet Arrangements

At December 31, 2012, we are not party to any off-balance sheet arrangements, nor have we created any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. With the exception of operating leases, we do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into or disclosed on our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Effects of Inflation

We do not believe that our sales or operating results have been materially impacted by inflation during the periods presented in our financial statements. There can be no assurance, however, that our sales or operating results will not be impacted by inflation in the future.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Our market risks relate primarily to changes in interest rates. Our SVB revolving loan facility bears floating interest rates that are tied to LIBOR and an alternate base rate; therefore, our statements of operations and our cash flows will be exposed to changes in interest rates. As we had no borrowings outstanding at December 31, 2012, there is no impact related to potential changes in the LIBOR rate on our interest expense at December 31, 2012. We historically have not engaged in interest rate hedging activities related to our interest rate risk.

At December 31, 2012, we had cash and cash equivalents and short-term investments of $27.7 million and $36.6 million, respectively. Our cash and cash equivalents are held primarily in cash and money market funds, and our short-term investments are held primarily in corporate debt securities, including commercial paper. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Sagent Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$27,687	$52,203
Short-term investments	36,605	73,761
Accounts receivable, net of chargebacks and other deductions	31,609	29,028
Inventories, net	47,106	41,487
Due from related party	1,440	2,379
Prepaid expenses and other current assets	2,821	1,988

Total current assets	147,268	200,846
Property, plant, and equipment, net	780	884
Investment in joint ventures	19,622	22,762
Intangible assets, net	4,277	5,426
Other assets	368	590

Total assets	$172,315	$230,508

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,813	$35,403
Due to related party	7,026	4,303
Accrued profit sharing	4,246	3,753
Accrued liabilities	7,369	7,634
Current portion of long-term debt	—	8,182
Notes payable	—	24,867

Total current liabilities	40,454	84,142

Long term liabilities:
Long-term debt	—	4,091
Other long-term liabilities	6	606

Total liabilities	40,460	88,839

Stockholders’ equity:
Common stock – $0.01 par value, 100,000,000 authorized, and 28,116,489 and 27,901,174 outstanding at December 31, 2012 and December 31, 2011, respectively	281	279
Additional paid-in capital	272,725	266,062
Accumulated other comprehensive income	2,500	2,162
Accumulated deficit	(143,651)	(126,834)

Total stockholders’ equity	131,855	141,669

Total liabilities and stockholders’ equity	$172,315	$230,508

See accompanying notes to consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended December 31,
	2012	2011	2010
Net revenue	$183,615	$152,405	$74,056
Cost of sales	152,508	133,636	65,013

Gross profit	31,107	18,769	9,043
Operating expenses:
Product development	17,136	12,763	11,223
Selling, general and administrative	30,093	25,148	18,931
Management reorganization	708	—	—
Equity in net (income) loss of joint ventures	(1,337)	2,531	1,476

Total operating expenses	46,600	40,442	31,630

Loss from operations	(15,493)	(21,673)	(22,587)
Interest income and other	243	284	34
Interest expense and other	(1,567)	(4,195)	(1,129)
Change in fair value of preferred stock warrants	—	(838)	(813)

Loss before income taxes	(16,817)	(26,422)	(24,495)
Provision for income taxes	—	—	—

Net loss	$(16,817)	$(26,422)	$(24,495)

Net loss per common share:
Basic	$(0.60)	$(1.31)	$(12.53)
Diluted	$(0.60)	$(1.31)	$(12.53)
Weighted-average of shares used to compute net loss per common share:
Basic	27,980	20,105	1,955
Diluted	27,980	20,105	1,955

See accompanying notes to consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year ended December 31,
	2012	2011	2010
Net loss	$(16,817)	$(26,422)	$(24,495)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	237	966	1,285
Unrealized gains (losses) on available for sale securities	101	(89)	—

Total other comprehensive income, net of tax	338	877	1,285

Comprehensive loss	$(16,479)	$(25,545)	$(23,210)

See accompanying notes to consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2010	113,000,000	$113,000	—	$—	1,996,606	$—	1,146	$—	(75,917)	(74,771)
Issuance of Series B Preferred Stock	—	—	32,714,284	44,744	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	57,861	—	217	—	—	217
Repurchase liability related to restricted stock	—	—	—	—	—	—	51	—	—	51
Stock compensation expense	—	—	—	—	—	—	904	—	—	904
Comprehensive income (loss)	—	—	—	—	—	—	—	1,285	(24,495)	(23,210)

Balance as of December 31, 2010	113,000,000	$113,000	32,714,284	$44,774	2,054,467	$—	$2,318	$1,285	$(100,412)	$(96,809)
Issuance of common stock	—	—	—	—	6,612,500	66	97,805	—	—	97,871
Exchange of preferred for common	(113,000,000)	(113,000)	(32,714,284)	(44,774)	18,591,212	186	157,588	—	—	157,774
Reincorporation of Sagent Holding Co common stock	—	—	—	—	—	20	(20)	—	—	—
Exercise of warrants	—	—	—	—	454,500	5	4,996	—	—	5,001
Exercise of stock options	—	—	—	—	188,495	2	854	—	—	856
Repurchase liability related to restricted stock	—	—	—	—		—	(120)	—	—	(120)
Stock compensation expense	—	—	—	—		—	2,641	—	—	2,641
Comprehensive income (loss)	—	—	—	—		—	—	877	(26,422)	(25,545)

Balance as of December 31, 2011	—	$—	—	$—	27,901,174	$279	$266,062	$2,162	$(126,834)	$141,669
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	215,315	2	993	—	—	995
Repurchase liability related to restricted stock	—	—	—	—	—	—	76	—	—	76
Stock compensation expense	—	—	—	—	—	—	5,594	—	—	5,594
Comprehensive income (loss)	—	—	—	—	—	—	—	338	(16,817)	(16,479)

Balance as of December 31, 2012	—	$—	—	$—	28,116,489	$281	$272,725	$2,500	$(143,651)	$131,855

See accompanying notes to consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net loss	$(16,817)	$(26,422)	$(24,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,996	3,624	1,230
Stock-based compensation	5,552	2,545	904
Decrease in restricted stock repurchase liability	—	—	51
Equity in net (income) loss of joint ventures	(1,337)	2,531	1,476
Dividends from unconsolidated joint ventures	5,155	—	—
Change in fair value of preferred stock warrants	—	838	813
Changes in operating assets and liabilities:
Accounts receivable, net	(2,581)	(10,089)	(12,068)
Inventories, net	(5,619)	(10,920)	(11,582)
Prepaid expenses and other current assets	(856)	3,470	3,059
Due from related party	939	(1,511)	(369)
Accounts payable and other accrued liabilities	(10,554)	15,516	13,184

Net cash used in operating activities	(20,122)	(20,418)	(27,797)

Cash flows from investing activities
Capital expenditures	(111)	(324)	(345)
Return of principal balance of restricted cash	23	185	100
Investments in unconsolidated joint ventures	(399)	(1,046)	(5,192)
Return of capital from unconsolidated joint venture	—	1,185	—
Purchases of investments	(252,092)	(168,274)	—
Sale of investments	288,462	93,439	—
Purchase of product rights	(3,248)	(4,762)	(1,839)

Net cash provided by (used in) investing activities	32,635	(79,597)	(7,276)

Cash flows from financing activities
(Reduction) increase in short-term notes payable	(24,867)	4,141	16,208
Proceeds from issuance of long-term debt	—	15,000	—
Repayment of long-term debt	(12,273)	(2,727)	—
Proceeds from issuance of preferred stock, net of issuance costs	—	—	45,393
Proceeds from issuance of common stock, net of issuance costs	995	101,551	217
Payment of deferred financing costs	(884)	(123)	(100)

Net cash (used in) provided by financing activities	(37,029)	117,842	61,718

Net (decrease) increase in cash and cash equivalents	(24,516)	17,827	26,645
Cash and cash equivalents, at beginning of period	52,203	34,376	7,731

Cash and cash equivalents, at end of period	$27,687	$52,203	$34,376

Supplemental disclosure of cash flow information
Cash paid for interest	$1,021	$3,499	$1,129

Noncash financing activity
Issuance of warrants for the purchase of preferred stock	$—	$—	$619

See accompanying notes to consolidated financial statements

Sagent Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies:

Nature of Operations

Sagent Pharmaceuticals, Inc. (“Sagent”, “we”, “us” or “our”) is a specialty pharmaceutical company that develops, sources, and markets pharmaceutical products, principally injectable-based generic equivalents to branded products. We completed our initial public offering (“IPO”) on April 26, 2011. In connection with our IPO, we incorporated (the “Reincorporation”) in Delaware as Sagent Pharmaceuticals, Inc. Prior to the Reincorporation, we were a Cayman Islands company, and our corporate name was Sagent Holding Co. (“Sagent Holding”). Our products are typically sold to pharmaceutical wholesale companies which then distribute the products to end-user hospitals, long-term care facilities, alternate care sites, and clinics. The injectable pharmaceutical marketplace is comprised of end users who have relationships with group purchasing organizations (GPOs) or specialty distributors that focus on a particular therapeutic class. GPOs enter into product purchasing agreements with Sagent and other pharmaceutical suppliers for products in an effort to secure favorable drug pricing on behalf of their end-user members.

We are organized as a single reportable segment comprised of operations which develop, source and market generic injectable products for sale in the United States, deriving a significant portion of our revenues from a single class of pharmaceutical wholesale customers within the United States.

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

Sagent Agila LLC (formerly Sagent Strides LLC) is a joint venture incorporated in Wyoming with Strides Inc., a wholly-owned subsidiary of Strides Arcolab International Limited, established in January 2007 with the principal business of development, manufacturing, marketing, distribution and sale of generic pharmaceutical products to the U.S. market.

Sagent accounts for its 50% interest in each joint venture under the equity method of accounting as its interest in each entity provides for joint financial and operational control. Sagent’s equity in the net income (loss) of KSCP and Sagent Agila LLC is included in the accompanying consolidated statements of operations as equity in net income (loss) of joint ventures. Operating results of our KSCP equity method investment are reported on a one-month lag.

Reincorporation

In connection with our 2011 IPO and concurrent with our Reincorporation in Delaware, the holders of our preferred stock exchanged each of their outstanding shares of preferred stock for 0.12759 shares of our common stock.

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

Cash and Cash Equivalents

We consider all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates fair value. At December 31, 2012, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances. The majority of our funds at December 31, 2012 were maintained at two stable financial institutions, each in an amount in excess of federally insured limits. This represents a concentration of credit risk. We have not experienced any losses on our deposits of cash and cash equivalents to date.

Cash collateral pledged under various lease agreements and cash restricted by financing agreements is classified as restricted cash and cash equivalents in the accompanying consolidated balance sheets as our ability to withdraw the funds is contractually limited.

Financial Instruments

We consider all highly liquid money market investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair values of these investments approximate their carrying values. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash equivalents and short-term investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in market value, excluding other-than-temporary impairments, are reflected in other comprehensive income (“OCI”).

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

We establish reserves for inventory to reflect situations where the cost of inventory is not expected to be recovered. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life, cost to sell and current expected market conditions, including level of competition. We charge provisions for inventory to cost of goods sold.

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

Deferred Financing Costs

Deferred financing costs related to the issuance of debt are amortized using the straight-line method over the term of the related debt instrument, which approximates the effective interest method. We capitalized deferred financing costs of $284 and $723 in 2012 and 2011, respectively, related to our SVB revolving loan facility and our former senior secured revolving credit facility and term loan credit facility. Deferred financing costs are recorded within Other Assets on our Balance Sheets, and totaled $268 and $490 at December 31, 2012 and 2011, respectively.

Impairment of Long-Lived Assets

We evaluate long-lived assets, including intangible assets with definite lives, for impairment whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected future undiscounted cash flows, in addition to other quantitative and qualitative analyses. Judgments made by management related to the expected useful lives of long-lived assets and the ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as changes in economic conditions and changes in operating performance. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. There were no impairment charges recorded during the years ended December 31, 2012, 2011 or 2010.

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

Once a product receives regulatory approval, we record any subsequent milestone payments as an intangible asset to be amortized on a straight-line basis as a component of cost of sales over the related license period or the estimated life of the acquired product. At December 31, 2012, the amortization period for intangible assets arising from approved products ranges from five to eight years with a weighted-average period prior to the next renewal or extension of five years. We make the determination whether to capitalize or expense amounts related to the development of new products and technologies through agreements with third parties based on our ability to recover our cost in a reasonable period of time from the estimated future cash flows anticipated to be generated pursuant to each agreement. Market, regulatory, and legal factors, among other things, may affect the realizability of the projected cash flows that an agreement was initially expected to generate. We regularly monitor these factors and subject capitalized costs to periodic impairment testing.

Intangible Assets

Certain amounts paid to third parties that are capitalized related to the development of new products and technologies are included within intangible assets. We determine the estimated fair values of certain intangible assets with definitive lives utilizing valuations performed by management at the time of their acquisition, based on anticipated future cash flow activity.

Non-refundable milestone payments made under contract research and development arrangements or product licensing arrangements prior to receiving regulatory approval for a product may be deferred, and are expensed as the related services are delivered and related milestones are achieved.

Advertising and Promotion Expense

All advertising and promotion costs are expensed as selling, general, and administrative expenses when incurred. Total direct advertising and promotion expense incurred was $683, $679, and $762 for the years ended 2012, 2011 and 2010 respectively.

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

The significant estimates inherent in the initial chargeback provision relate to wholesale units pending chargeback and to the ultimate end-user contract-selling price. We base the estimate for these factors on internal, product-specific sales and chargeback processing experience, estimated wholesaler inventory stocking levels, current contract pricing and our expectation for future contract pricing changes. Our chargeback provision is potentially impacted by a number of market conditions, including: competitive pricing, competitive products, and other changes impacting demand in both the distribution channel and end users.

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

Our total chargeback accrual was $24,265 and $28,932 at December 31, 2012 and 2011, respectively, and is included as a reduction of accounts receivable.

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

Our total accrual for cash discounts was $1,373 and $1,804 at December 31, 2012 and 2011, respectively, and is included as a reduction of accounts receivable.

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

For returns of established products, we determine our estimate of the sales return accrual primarily based on historical experience, but also consider other factors that could impact sales returns. These factors include levels of inventory in the distribution channel, estimated shelf life, product recalls, timing of product returns relative to expiry, product discontinuances, price changes of competitive products, and introductions of competitive new products.

Our total accrual for returns and credits was $3,262 and $1,940 at December 31, 2012 and 2011, respectively, and is included as a reduction of accounts receivable.

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

We use the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under the stock participation plan. Stock-based compensation expense was $5,552, $2,545 and $904 for the years ended December 31, 2012, 2011 and 2010, respectively.

Reclassifications

Amounts separately disclosed as restricted cash in 2011 have been reclassified to other assets in 2012. The prior year balance of other assets has been increased by $100 to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

In May 2011, new guidance was issued on the accounting for fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to dchanges in unobservable inputs. We adopted this guidance on January 1, 2012. Adoption of this guidance did not have a material impact on our financial results.

In June 2011, new guidance was issued regarding the presentation of comprehensive income, which was partially deferred in December 2011. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of operations and other comprehensive income or separate but consecutive statements of operations and other comprehensive income. We adopted this guidance as of December 31, 2011. Adoption of this standard did not have a material impact on our consolidated financial statements.

Note 2. Investments

Our investments at December 31, 2012 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and cash equivalents	Short term investments
Assets
Cash	$9,546	$—	$—	$9,546	$9,546	$—
Money market funds	18,141	—	—	18,141	18,141	—
Commercial paper	23,249	—	(2)	23,247	—	23,247
Corporate bonds and notes	13,344	14	—	13,358	—	13,358

	$64,280	$14	$(2)	$64,292	$27,687	$36,605

Our investments at December 31, 2011 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and cash equivalents	Short term investments
Assets
Cash	$26,828	$—	$—	$26,828	$26,828	$—
Money market funds	25,375	—	—	25,375	25,375	—
Commercial paper	28,950	—	(2)	28,948	—	28,948
Corporate bonds and notes	40,399	—	(86)	40,313	—	40,313
US government securities	4,501	—	(1)	4,500	—	4,500

	$126,053	$—	$(89)	$125,964	$52,203	$73,761

Investments with continuous unrealized losses for less than twelve months and their related fair values were as follows:

	December 31, 2012		December 31, 2011
	Fair value	Unrealized losses	Fair value	Unrealized losses
Commercial paper	$23,247	$(2)	$28,948	$(2)
Corporate bonds and notes	—	—	40,313	(86)
US government securities	—	—	3,500	(1)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Because we do not intend to sell these investments, and it is not more likely than not that we will be required to sell our investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2012 or 2011.

The original cost and estimated current fair value of our fixed-income securities are set forth below.

	Cost basis	Estimated fair value
Due in one year or less	$36,593	$36,605

Note 3. Accounts Receivable and Concentration of Credit Risk

We typically establish multi-year contractual agreements with GPOs and individual hospital groups to offer our products to end-user customers. As is common in the pharmaceutical industry, a significant amount of our pharmaceutical products are sold to end users under these GPO contracts through a relatively small number of drug wholesalers, which comprise the primary pharmaceutical distribution chain in the United States. Three wholesalers collectively represented approximately 82%, 83% and 85% of net revenue in 2012, 2011 and 2010, respectively, and represented approximately 89% and 83% of accounts receivable at December 31, 2012 and 2011, respectively. To help control our credit exposure, we routinely monitor the creditworthiness of customers, reviews outstanding customer balances, and record allowances for bad debts as necessary. Historical credit loss has not been significant. A reserve of $124 has been established as of December 31, 2012. We had no reserve for bad debts as of December 31, 2011. We do not require collateral.

Note 4. Inventories

Inventories at December 31, 2012 and 2011 were as follows:

	December 31, 2012			December 31, 2011
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory
Finished goods	$46,410	$1,437	$47,847	$47,666	$—	$47,666
Raw materials	1,280	—	1,280	—	264	264
Inventory reserve	(2,021)	—	(2,021)	(6,443)	—	(6,443)

	$45,669	$1,437	$47,106	$41,223	$264	$41,487

Note 5. Property, plant and equipment

Property, plant and equipment at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Computer software and hardware	$842	$732
Office equipment, furniture and fixtures	922	921
Leasehold improvements	103	103

	1,867	1,756
Less: accumulated depreciation	(1,087)	(872)

	$780	$884

Depreciation expense was $215, $225 and $245 in the years ended December 31, 2012, 2011 and 2010, respectively.

Note 6. Investment in Sagent Agila

We account for our 50% interest in Sagent Agila under the equity method of accounting. Under the equity method of accounting, our share of income or loss is recorded as “equity in net income (loss) of joint ventures” in the consolidated statements of operations. Changes in the carrying value of Sagent Agila consist of the following:

	December 31,
	2012	2011
Investment in Sagent Agila at beginning of year	$1,874	$804
Equity in net income of Sagent Agila	5,151	1,800
Return of capital	—	(1,186)
Dividend paid	(5,155)	—
Investments in Sagent Agila	291	456

Investment in Sagent Agila at end of year	$2,161	$1,874

Condensed statement of operations and balance sheet information of Sagent Agila is presented below. All amounts are presented in accordance with accounting principles generally accepted in the United States.

	Year Ended December 31,
	2012	2011	2010
Condensed statement of operations information
Net revenues	$28,948	$10,540	$5,940
Gross profit	11,279	4,128	834
Net income	10,302	3,599	42

	December 31,
	2012	2011
Condensed balance sheet information
Current assets	$11,015	$7,426
Noncurrent assets	770	973

Total assets	$11,785	$8,399

Current liabilities	$7,485	$4,672
Long-term liabilities	—	—
Stockholders’ equity	4,300	3,727

Total liabilities and stockholders’ equity	$11,785	$8,399

Note 7. Investment in KSCP

We account for our 50% interest in KSCP under the equity method of accounting. Under the equity method of accounting, our share of income or loss is recorded as “equity in net income (loss) of joint ventures” in the consolidated statements of operations on a one-month lag. Changes in the carrying value of KSCP consist of the following:

	December 31,
	2012	2011
Investment in KSCP at beginning of year	$20,888	$23,663
Equity in net loss of KSCP	(3,814)	(4,331)
Currency translation adjustment	237	966
Investments in KSCP	150	590

Investment in KSCP at end of year	$17,461	$20,888

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

	Year Ended December 31,
	2012	2011	2010
Condensed statement of operations information
Net revenues	$—	$—	$—
Gross profit	—	—	—
Net loss	(7,044)	(8,581)	(3,810)

	December 31,
	2012	2011
Condensed balance sheet information
Current assets	$3,717	$12,920
Noncurrent assets	53,728	51,381

Total assets	$57,445	$64,301

Current liabilities	$4,741	$3,415
Long-term liabilities	18,296	19,839
Stockholders’ equity	34,408	41,047

Total liabilities and stockholders’ equity	$57,445	$64,301

Note 8. Intangible assets, net

Intangible assets at December 31, 2012 and 2011 were as follows:

	December 31, 2012			December 31, 2011
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$3,156	$(1,541)	$1,615	$2,528	$(1,070)	$1,458
Product development rights	2,662	—	2,662	3,968	—	3,968

	$5,818	$(1,541)	$4,277	$6,496	$(1,070)	$5,426

Movements in intangible assets were due to the following:

	2012		2011
	Product licensing rights	Product development rights	Product licensing rights	Product development rights
Balance at January 1	$1,458	$3,968	$950	$1,663
Acquisition of product rights	628	2,620	910	3,852
Amortization of product rights	(471)	(3,926)	(402)	(1,547)

Balance at December 31	$1,615	$2,662	$1,458	$3,968

Amortization expense related to our product licensing rights was $471, $402 and $366 for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense related to our product development rights was $3,926, $1,547 and $1,277 for the years ended December 31, 2012, 2011 and 2010, respectively. The weighted-average period prior to the next extension or renewal for the 17 products comprising our product licensing rights intangible asset was 62 months at December 31, 2012.

We currently estimate amortization expense over each of the next five years as follows:

Amortization expense
For the year ending December 31,
2013	$3,004
2014	304
2015	274
2016	149
2017	92

Note 9. Accrued liabilities

Accrued liabilities at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Payroll and employee benefits	$1,211	$2,222
Sales and marketing	5,649	4,604
Other accrued liabilities	509	808

	$7,369	$7,634

Note 10. Debt

In 2009, our principal operating subsidiary entered into a $15,000 senior secured revolving credit facility (the “Revolver”) with Midcap Financial, LLC (“Midcap”), which was to expire in June 2012. In December 2010, the Revolver was amended to increase the facility by $10,000, to $25,000, and the expiration date was extended to June 2013. In March 2011, our principal operating subsidiary amended the Revolver to permit, among other things, the entry into a new $15,000 term loan credit facility (the “Term Loan”) and the incurrence of debt and granting of liens thereunder. The amendment also required that we become a borrower under the Revolver. The Revolver and Term Loan were further amended in September 2011 primarily to include our parent company as a co-borrower under the facilities. Availability under the Revolver was based on our accounts receivable and inventory balances, and was $24,867 as of December 31, 2011. All available amounts as of this date had been drawn, with the net proceeds of the notes having been used for general corporate purposes. Financing costs associated with the Revolver, including commitment fees, were deferred and are being amortized to interest expense over the life of the agreement.

The interest rate on the Revolver, which bore interest at a rate equal to either an adjusted London Interbank Offered Rate (“LIBOR”), plus a margin of 5.50%, or an alternate base rate plus a margin of 4.50%, was 8.50% at December 31, 2011.

In March 2011, our principal operating subsidiary entered into a $15,000 Term Loan with Midcap as agent and lender, and Silicon Valley Bank as lender. The interest rate on the Term Loan, which bore interest at LIBOR plus a margin of 9.0%, subject to a 3.0% LIBOR floor, was 12.0% at December 31, 2011. Equal monthly amortization payments in respect to the Term Loan were payable beginning September 1, 2011. Under the agreement, we were required to maintain the lesser of $15,000 or 65% of our consolidated cash balances with a single financial institution and were also required to pay a financing fee of $600 when the Term Loan was repaid. The financing fee was amortized to interest expense over the life of the loan, and the related obligation was included in other long-term liabilities on our balance sheet.

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

During the continuance of an event of default, at Silicon Valley Bank’s option, all obligations will bear interest at a rate per annum equal to 5.00% per annum above the otherwise applicable rate. At March 31, 2012, we were not in compliance with the free cash flow covenant in the SVB Agreement. On May 10, 2012, Silicon Valley Bank agreed to waive our non-compliance with the covenant at March 31, 2012 and modified the covenant for the remainder of 2012. In connection with the waiver and modification, we paid a fee of $100. As of December 31, 2012, no borrowings were outstanding and we were in compliance with all of our covenants under the SVB Agreement.

Concurrent with entering into the SVB Agreement, we repaid in full with cash on hand all outstanding amounts under our former Term Loan and Revolver, plus certain associated fees, and terminated the agent’s and lender’s commitments to extend further credit under those facilities. Concurrent with the repayment and termination of these agreements, all liens and security interests against our property that secured the obligations under these agreements were released and discharged. Loans under the SVB Agreement are secured by a lien on substantially all of our and our principal operating subsidiary’s assets, other than our equity interests in our joint ventures and certain other limited exceptions.

As part of the termination of these prior agreements, we were required to pay to the lenders under those facilities $1,500 of early termination fees and a $600 exit fee associated with the Term Loan; however, $1,050 of such fees owing to Silicon Valley Bank under these agreements were deferred in connection with the execution of the SVB Agreement and will only be payable upon the occurrence of certain early termination events as set forth in the SVB Agreement. We have accounted for the termination of these prior agreements as the extinguishment of the Term Loan, and the partial extinguishment of the Revolver. We recorded $1,124 in the year ended December 31, 2012 to account for early termination fees and the acceleration of deferred financing costs related to the partial extinguishment of these facilities within interest expense in the consolidated statement of operations.

The fair value of our notes payable at December 31, 2011, based upon current market interest rates, approximated carrying value.

Note 11. Fair value measurements

Assets measured at fair value on a recurring basis as of December 31, 2012 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$18,141	$18,141	$—	$—

Corporate bonds and notes	$13,358	$—	$13,358	$—
Commercial paper	23,247	—	23,247	—

Short-term investments	$36,605	$—	$36,605	$—

Total assets	$54,746	$18,141	$36,605	$—

The fair value of our Level 2 investments is based on a combination of quoted market prices of similar securities and matrix pricing provided by third-party pricing services utilizing securities of similar quality and maturity.

Assets measured at fair value on a recurring basis as of December 31, 2011 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$25,375	$25,375	$—	$—

Corporate bonds and notes	$40,313	$—	$40,313	$—
Commercial paper	28,948	—	28,948	—
US government securities	4,500	—	4,500	—

Short-term investments	$73,761	$—	$73,761	$—

Total assets	$99,136	$25,375	$73,761	$—

During the year ended December 31, 2011, changes in the fair value of our preferred stock warrants measured using significant unobservable inputs (Level 3), were comprised of the following:

Year Ended December 31, 2011
Balance at beginning of period	$1,432
Issuance of warrants	—
Change in fair value of warrants	838
Exercise of warrants	2,270

Balance at end of period	$—

In April 2011, the holder of our preferred stock warrants exercised all of the warrants concurrent with our initial public offering. Accordingly, no preferred stock warrants are outstanding at December 31, 2012 or 2011.

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

Note 12. Employee Benefit Plan

We sponsor a 401(k) defined-contribution plan (the 401(k) Plan) covering substantially all eligible employees. Employee contributions to the 401(k) Plan are voluntary. We contribute an amount equal to 50% of a covered employee’s eligible contribution up to 6% of a participant’s compensation. Employer contributions vest over a period of three years. Participants’ contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. The Company’s total matching contributions to the 401(k) Plan were $340, $310 and $270 for years ended December 31, 2012, 2011 and 2010, respectively. We may contribute additional amounts to the 401(k) Plan at our discretion. Discretionary employer contributions vest over the same three-year period. We made no discretionary contributions to the 401(k) Plan during the three-year period ended December 31, 2012.

Note 13. Preferred Stock and Stockholders’ Equity

Common Stock

We are authorized to issue 100,000,000 shares of common stock as of both December 31, 2012 and 2011. We have reserved 5,892,670 shares at December 31, 2012 and 2011, for the issuance of common stock upon the exercise of outstanding stock options.

Preferred Stock

Prior to the initial public offering, Sagent Holding was authorized to issue 113,000,000 shares of Series A preferred stock (“Series A preferred”), 7,000,000 shares of Series B preferred stock (“Series B preferred”) and 30,136,052 shares of Series B-1 preferred stock (“Series B-1 preferred” and, with Series A preferred and Series B preferred, collectively, “preferred stock”).

The total shares of Series A preferred stock that were issued at December 31, 2010 was 113,000,000, all at $1.00 per share. In March 2010, Sagent Holding issued 7,000,000 Series B preferred shares for $1.40 per share. In April and August 2010, Sagent Holding issued a total of 25,714,284 Series B-1 preferred shares for $1.40 per share.

In connection with our IPO and concurrent with our Reincorporation in Delaware, the holders of Sagent Holding preferred stock exchanged each of their outstanding shares of preferred stock for 0.12759 shares of our common stock.

Following the initial public offering, we were authorized to issue 5,000,000 shares of preferred stock. No preferred stock was issued or outstanding at December 31, 2012.

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

Redemption

According to Sagent Holding’s Sixth Amended and Restated Articles of Association, Sagent Holdings preferred stock was capable of being redeemed by us at such price and on all such other terms as the Board of Directors may determine. This redemption feature was deemed not to be in our control with respect to Sagent Holdings preferred stock, and, therefore, Sagent Holdings preferred stock was reported as temporary equity in the consolidated balance sheets.

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

Each warrant entitled its owner to purchase Series B-1 shares or shares of the class and series of Preferred Shares issued by Sagent Holding to investors in a subsequent financing, subject to the terms and conditions of the warrant agreement. The warrant holders were not entitled to vote, to receive dividends or to exercise any of the rights of common or preferred shareholders for any purpose until such warrants have been duly exercised.

The fair value of these warrants was recorded on the balance sheet at issuance and marked to market at each balance sheet date. The change in the fair value of the warrants was recorded in the consolidated statement of operations. Upon the expiry or exercise of the warrants immediately prior to the Company’s initial public offering, the then carrying value of the warrants were adjusted against equity. On April 26, 2011, the holder of our preferred stock warrants exercised all of the warrants concurrent with our IPO, acquiring 454,500 shares of our common stock having a fair value at the IPO of $7,272, for $5,001 of cash.

Note 14. Accumulated comprehensive income (loss)

Accumulated comprehensive income (loss) at December 31, 2012, 2011 and 2010 is comprised of the following:

	December 31,
	2012	2011	2010
Currency translation adjustment, net of tax	$2,488	$2,251	$1,285
Unrealized gain (loss) on available for sale securities, net of tax	12	(89)	—

	$2,500	$2,162	$1,285

Note 15. Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, 2,280,106, 2,151,135 and 20,987,150 of common share equivalents, comprised of preferred shares, restricted stock, preferred stock warrants and unexercised stock options, have been excluded from the diluted earnings per share calculation for the years ended December 31, 2012, 2011 and 2010, respectively. The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
Basic and dilutive numerator
Net loss, as reported	$(16,817)	$(26,422)	$(24,495)

Denominator
Weighted average common shares outstanding – Basic (in thousands)	27,980	20,105	1,955
Net effect of dilutive securities
Weighted-average conversion of preferred stock
Series A	—	—	—
Series B	—	—	—
Stock options and restricted stock	—	—	—

Weighted average common shares outstanding – Diluted (in thousands)	27,980	20,105	1,955

Net loss per common share – Basic and Diluted	$(0.60)	$(1.31)	$(12.53)

Note 16. Stock-Based Compensation

Prior to the initial public offering, we had a stock plan, the 2007 Global Share Plan (the “2007 Plan”), for key employees and nonemployees, which provided for the grant of nonqualified and incentive stock options and/or shares of restricted stock, deferred stock, and other equity awards in our common stock. Concurrent with the initial public offering, our Board adopted the 2011 Incentive Compensation Plan (the “2011 Plan”, with the 2007 Plan, the “Plans”), for employees and nonemployees, which provides for the grant of nonqualified and incentive stock options and/or shares of restricted stock, deferred stock and other equity awards in our common stock. The Board administers the Plans. A total of 2,475,184 and 4,000,000 shares are authorized under the 2007 Plan and 2011 Plan, respectively, as of December 31, 2012. At December 31, 2012, we had 401,327 shares of common stock available for grant under the 2007 Plan and 3,011,562 shares of common stock available for grant under the 2011 Plan.

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

Restricted Stock

Employees early exercised 69,997 stock options under the 2007 Plan in the year ended December 31, 2011. At January 1, 2012, 23,368 early exercise stock options remained outstanding. In 2012, the Board approved the grant of restricted stock to members of our Board and certain of our executives under the 2011 Plan.

The Company measures the fair value of the restricted stock on the date of grant based on the estimated fair value of the common stock on that day. The fair value is amortized to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. As of December 31, 2012, the total amount of unrecognized stock-based compensation related to early exercised restricted stock was approximately $49, and the total amount of unrecognized stock-based compensation related to grants of restricted stock was approximately $683. The Company expects to recognize this expense over an average period of approximately 36 months. The following table summarizes restricted stock activity during the year ended December 31, 2012:

	Restricted stock	Weighted-Average Grant Date Fair Value
Balance at January 1, 2012	23,368	$3.20
Granted	47,658	22.04
Vested	(15,711)	2.72
Forfeited	(5,276)	16.68

Balance at December 31, 2012	50,039	$19.93

Stock options – Valuation Information

We estimate the value of stock options on the date of grant using a Black-Scholes option pricing model. Prior to our IPO, in order to determine the fair value of each equity security, including common stock, the equity value at the liquidity date for each of the scenarios described in Note 11. Fair Value Measurements, was distributed to each class of shares, according to their relative economic rights. The estimated proceeds attributable to each class of securities was then discounted to the present from the future date of the liquidity scenario. The risk-free rate of interest for the average contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is zero as we have not paid nor do we anticipate paying any dividends. For service-based awards, we used the “simplified method” described in Staff Accounting Bulletin (“SAB”) Topic 14, Share-Based Payment, where the expected term of awards granted is based on the midpoint between the vesting date and the end of the contractual term, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. For performance-based awards, we determine the expected term based on the anticipated achievement and exercise pattern of the underlying options. Our expected volatility is based on the historical volatility of similar companies’ stock and the historical volatility of our stock since our IPO. The weighted-average estimated values of employee stock option grants and rights granted under the Plans as well as the weighted-average assumptions that were used in calculating such values during the last three years were based on estimates at the date of grant as follows:

	Risk free interest rate	Expected life	Expected dividend yield	Expected volatility	Fair value at grant date
2012	1.05%	6 years	0%	61%	$10.67
2011	1.47%	6 years	0%	61%	$11.15
2010	1.60%	6 years	0%	65%	$7.21

Stock options outstanding that have vested and are expected to vest as of December 31, 2012, were as follows:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Vested	982,179	$7.30	6.9	$8,819
Expected to vest	1,253,949	20.69	8.6	3,071

Total	2,236,128	$12.74	7.8	$11,890

(1)	The Aggregate Intrinsic Value amounts represent the difference between the exercise price and $16.09, the fair value of our stock on December 31, 2012, for in-the-money options.

Stock Option Activity

The following table sets forth stock option activity for the year ended December 31, 2012:

	Options Outstanding		Exercisable Options
	Number of shares	Weighted-Average Exercise Price	Number of shares	Weighted-Average Exercise Price
Outstanding at January 1, 2012	2,210,187	$10.92	646,603	$5.68
Granted	329,270	19.22		—
Exercised	(199,674)	4.91		—
Forfeited	(103,655)	12.12		—

Outstanding at December 31, 2012	2,236,128	$12.62	982,179	$7.30

As of December 31, 2010, the weighted-average remaining contractual lives of options outstanding and options exercisable were 8.8 years and 7.7 years, respectively. As of December 31, 2011, the weighted-average remaining contractual lives of options outstanding and options exercisable were 8.5 years and 7.4 years, respectively. As of December 31, 2012, the weighted-average remaining contractual lives of options outstanding and options exercisable were 7.8 years and 6.9 years, respectively.

The total intrinsic value of options exercised in 2012, 2011 and 2010 was $2,210, $2,100 and $378, respectively. The total fair value of options vested was approximately $3,388, $2,476 and $917 in 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $9,367 of unrecognized stock-based compensation expense related to unvested stock options, which will be recognized over a weighted-average period of 2.6 years.

Note 17. Net Revenue by Product

Net revenue by product category is as follows:

	2012	2011	2010
Therapeutic Class
Anti-Infective	$81,923	$63,476	$40,425
Critical Care	71,683	54,489	25,865
Oncology	30,009	34,440	7,766

Total	$183,615	$152,405	$74,056

Note 18. Management reorganization:

In August 2012, we completed a reorganization of our executive management team in which we eliminated certain positions within the Company. Costs associated with the reorganization, primarily severance related charges, are reflected in the management reorganization caption in the consolidated statements of operations for the year ended December 31, 2012.

Note 19. Income Taxes

Components of loss before income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
Domestic	$(16,817)	$(24,066)	$(21,934)
Foreign	—	(2,356)	(2,561)

Loss before income taxes	$(16,817)	$(26,422)	$(24,495)

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

We have generated tax losses since incorporation and do not believe that it is more likely than not that the losses and other deferred tax assets will be utilized. As such, we have recorded a full valuation allowance against our deferred tax assets. A summary of our net operating loss carryforwards, including the timing of expiry, is as follows:

Year of Expiry	Net Operating Loss Carryforwards
2027	$808
2028	19,895
2029	20,296
2030	24,121
2031	10,088
2032	8,826

Total	$84,034

Additional carryforwards of $112 will expire between 2013 and 2017. Net operating losses and carryforwards are available for use against our consolidated federal taxable income.

The following is a reconciliation of income tax benefits computed at the U.S. federal statutory rate to the income tax benefits reported in the consolidated statements of operations:

	Year Ended December 31,
	2012	2011	2010
Benefit at statutory rate	$(5,718)	$(8,983)	$(8,328)
State income taxes, net of federal income tax	(37)	(236)	(203)
Foreign rate differential	—	801	871
Valuation allowance	4,561	7,799	7,374
Permanent book / tax differences	1,194	619	286

Loss before income taxes	$—	$—	$—

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2012	2011
Deferred tax assets:
Product development and start-up costs	$10,142	$8,504
Inventory	2,000	3,545
Loss and credit carryforwards	30,233	26,045
Bad debt reserves	400	351
Accrued expenses / other	2,487	1,779
Deferred compensation	1,512	724

Total deferred tax assets	$46,774	$40,948

	December 31,
	2012	2011
Deferred tax liabilities:
Depreciation	$(117)	$(132)

Total deferred tax liabilities	(117)	(132)

Net deferred tax asset	46,657	40,816
Valuation allowance	(46,657)	(40,816)

Net deferred tax assets (liabilities)	$—	$—

Our loss and credit carryforwards include $250 of windfall tax benefits that would reverse to accumulated paid-in-capital upon realization.

We classify uncertain tax positions as noncurrent income tax liabilities unless expected to be paid within one year. Classification of net deferred tax assets (liabilities) on the consolidated balance sheets is as follows:

	December 31,
	2012	2011
Current assets	$6	$6
Noncurrent liabilities	(6)	(6)

Net deferred tax assets (liabilities)	$—	$—

Note 20. Commitments and Contingencies

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

We have entered into significant development, marketing, and supply agreements with A.C.S. Dobfar S.p.a. (“Dobfar”), A.C.S. Dobfar SA-Switzerland (“Info”), Gland Pharma Limited (“Gland”), and Actavis, an international pharmaceutical company. Key terms of these agreements are set forth below.

Dobfar

Pursuant to a manufacture and supply agreement with Dobfar and its distributor, WorldGen LLC (“WorldGen”), Dobfar develops, manufactures and supplies us with presentations of cefepime through WorldGen. We have agreed to pay WorldGen the transfer price for each unit of cefepime provided under the agreement.

Under a manufacture and supply agreement with Info, Info develops, manufactures, and supplies us with presentations of levofloxacin in pre-mix bags. We have agreed to pay a transfer price for each unit of levofloxacin supplied, plus a percentage of the net profit from the sales of levofloxacin in pre-mix bags. In addition, we have agreed to share with Info the cost of development activities equally. The initial term of the agreement expires on July 7, 2016, after which we have the option to renew the agreement for successive additional two year terms unless Info provides notice of its intent to terminate the agreement at least two years prior to its initial expiration date or the expiration date of a renewal term.

The initial term of the cefepime agreement expires on April 1, 2013, after which we have the option to renew the agreement for successive additional one-year terms unless Dobfar provides notice of its intent to terminate the agreement at least one year prior to its initial expiration date or at least six months prior to the expiration of a renewal term. In February 2013, we renewed the agreement through April 1, 2014. In addition, we also have supply agreements or other purchase commitments with Dobfar and/or WorldGen covering six currently marketed products – ampicillin, ampicillin and sulbactam, cefazolin, cefoxitin, ceftazadime and ceftriaxone – and, with Info, covering two currently marketed products – ciprofloxacin and fluconazole – and one additional product currently under initial development.

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

In addition, we also have other supply agreements with Gland covering three currently marketed products, adenosine, ondansetron and vancomycin, and additional products currently under initial development.

Actavis

In April 2009, we entered into a development, manufacturing and supply agreement with Actavis. Under the terms of this agreement, we became the exclusive U.S. marketing partner under certain conditions for a portfolio of six specialty injectable products developed and manufactured by Actavis under its ANDAs. In February 2010, this agreement was amended to include two additional products. Pursuant to this agreement, Actavis will supply these products to us at a specified transfer price and will receive a specified percentage of the net profit from sales of such products. As of December 31, 2012, this agreement with Actavis covered ten products, eight of which are currently marketed and two products subject to an ANDA under review by the FDA. In March 2013, we agreed to with Actavis to terminate the development, manufacturing and supply agreement, effective December 31, 2014. As consideration for the termination of the agreement, we will receive a greater percentage of the net profit from sales of products during the remaining term of the agreement and a one-time payment of $5,000.

The table below summarizes our estimate for contingent potential milestone payments and fees for the year ended December 31, 2013 and beyond assuming all contingent milestone payments occur. These payments do not include sales-based royalty payments, which are dependent on the introduction of new products. As new products are launched, sales-based royalty payments are recognized as an element of cost of goods sold in the consolidated statements of operations.

Contingent milestone payments are as follows at December 31, 2012:

2013	$13,094
2014	4,927
2015	1,993
2016	238
2017	125
Thereafter	190

Total	$20,567

Joint ventures

In March 2013, we committed to funding cash shortfalls of our KSCP joint venture through September 30, 2013 while discussions occur between the two joint venture partners on the long-term strategic direction of the facility.

Leases

We have entered into various operating lease agreements for office space, communications, information technology equipment and software, and office equipment. Total rental expense amounted to $467, $422 and $344 for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, total future annual minimum lease payments related to noncancelable operating leases are as follows:

2013	$289
2014	297
2015	306
2016	315
2017	—
Thereafter	—

Total	$1,207

Regulatory Matters

We are subject to regulatory oversight by the FDA and other regulatory authorities with respect to the development, manufacturing and sale of our products. Failure to comply with regulatory requirements could have a significant adverse effect on our business and operations.

Litigation

From time to time, we are subject to claims and litigation arising in the ordinary course of business. These claims may include assertions that our products infringe existing patents and claims that the use of our products has caused personal injuries. We intend to vigorously defend any such litigation that may arise under all defenses that would be available to us. Currently, we are party to the following claim.

Zoledronic Acid (Generic versions of Zometa® and Reclast®). On February 20, 2013, Novartis Pharmaceuticals Corporation (“Novartis”) sued the Company and several other defendants in the United States District Court for the District of New Jersey, alleging, among other things, that sales of the Company’s (i) zoledronic acid premix bag (4mg/100ml), a generic version of Novartis’ Zometa® ready to use bottle, would infringe U.S. Patent No. 7,932,241 (the “241 Patent”) and U.S. Patent No. 8,324,189 (the “189 Patent”) and (ii) zoledronic acid premix bag (5mg/100ml), a generic version of Novartis’ Reclast® ready to use bottle, would infringe U.S. Patent No. 8,052,987 and the 241 Patent (Novartis Pharmaceuticals Corporation v. Actavis, LLC, et. al., Case No. 13-cv-1028). The suit, which also named Actavis, a key supplier of the Company, alleged, among other things, that the sale of Actavis’ zoledronc acid vial (4mg/5ml), a generic version of Novartis’ Zometa® vial, would infringe the 189 Patent. On March 1, 2013, the District Court denied Novartis’ request for a temporary restraining order against the Company and the other defendants, including Actavis. On March 6, 2013, the Company began selling Actavis’ zoledronic acid vial, the generic version of Zometa®. The Company believes it has substantial meritorious defenses to the case and intends to defend against the suit vigorously. However, the Company has sold and is continuing to sell Actavis’ zoledronic acid vial, the generic version of Zometa®. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

At this time, there are no other proceedings of which we are aware that are likely to have a material adverse effect on the consolidated financial position or results of operations.

Note 21. Related party transactions:

As of December 31, 2012 and 2011, respectively, we had a receivable of $1,404 and $298 from Sagent Agila LLC, which is expected to offset future profit-sharing payments. As of December 31, 2011 we also had a deposit of $2,081 with our Sagent Agila LLC joint venture partner, Strides Arcolab International Limited, for future inventory purchases. These amounts are included within due from related party on the consolidated balance sheet. As of December 31, 2012 and 2011, respectively, we had a payable of $7,026 and $4,302 to Sagent Agila LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements. During the years ended December 31, 2012 and 2011, Sagent Agila LLC distributed $10,310 and $2,370 of profit sharing receipts to its joint venture partners. As the Sagent Agila joint venture was in a cumulative loss position during 2011, our share of the 2011 distribution was treated as a return of capital in the consolidated statement of cash flows.

Note 22. Quarterly Financial Data (Unaudited)

	2012 Quarters
	First	Second	Third	Fourth
Net revenue	$38,280	$42,680	$49,429	$53,226
Gross profit	$5,762	$6,506	$7,221	$11,618
Loss from continuing operations	$(6,952)	$(4,740)	$(3,758)	$(43)

Net loss	$(8,289)	$(4,716)	$(3,750)	$(62)

Weighted-average shares used to compute net loss per share
Basic	27,915	27,936	27,977	28,092
Diluted	27,915	27,936	27,977	28,092
Net loss per share
Basic	$(0.30)	$(0.17)	$(0.13)	$(0.00)
Diluted	$(0.30)	$(0.17)	$(0.13)	$(0.00)

	2011 Quarters
	First	Second	Third	Fourth
Net revenue	$30,344	$32,254	$41,281	$48,526
Gross profit	$4,589	$2,749	$6,937	$4,494
Loss from continuing operations	$(3,416)	$(6,625)	$(3,612)	$(8,020)

Net loss	$(4,371)	$(8,195)	$(4,731)	$(9,125)

Weighted-average shares used to compute net loss per share
Basic	2,088	22,197	27,876	27,891
Diluted	2,088	22,197	27,876	27,891
Net loss per share
Basic	$(2.09)	$(0.37)	$(0.17)	$(0.32)
Diluted	$(2.09)	$(0.37)	$(0.17)	$(0.32)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.

Management reviewed the results of our assessment with the Audit Committee of our Board of Directors. Based on this assessment, management determined that, as of December 31, 2012, we maintained effective internal control over financial reporting.

Ernst & Young LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this report, has issued an audit report on their assessment of our internal control over financial reporting as of December 31, 2012, which is included elsewhere in this Annual Report.

March 18, 2013

/s/ Jeffrey Yordon, President and Chief Executive Officer

/s/ Jonathon Singer, Executive Vice President and Chief Financial Officer

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2012. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sagent Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Sagent Pharmaceuticals, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sagent Pharmaceuticals, Inc. at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sagent Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sagent Pharmaceuticals, Inc.

We have audited Sagent Pharmaceuticals, Inc’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sagent Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sagent Pharmaceuticals, Inc. maintained in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sagent Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012 of Sagent Pharmaceuticals, Inc. and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 18, 2013

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed within 120 days after the Company’s fiscal year end of December 31, 2012 (“2013 Proxy Statement”), and is incorporated by reference into this Annual Report.

The information on our Web site is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

Item 11.	Executive Compensation.

Information required by this Item 11 is included in our 2013 Proxy Statement and is incorporated by reference into this Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2012 were:

Equity Compensation Plan Information

	Col. A	Col. B	Col. C
Description	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (A)
Equity compensation plans approved by security holders	2,286,167	$12.90	12,889
Equity compensation plans not approved by security holders	—	$—	—

Information related to the security ownership of certain beneficial owners and management is included in our 2012 Proxy Statement and is incorporated by reference into this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is included in our 2013 Proxy Statement and is incorporated by reference into this Annual Report.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item 14 is included in our 2013 Proxy Statement and is incorporated by reference into this Annual Report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Index to Consolidated Financial Statements and Schedules

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b)	The following exhibits are filed as part of, or incorporated by reference into, this Annual Report

Exhibit No.

3.1	Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.1	Credit and Security Agreement, dated as of June 16, 2009, by and among Sagent Pharmaceuticals, Inc., certain subsidiaries of the borrower named therein, and Midcap Funding I, LLC. (Incorporated by reference to Exhibit 10.1 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.2	Limited Waiver and Amendment No. 1 Regarding Credit Agreement, dated as of December 9, 2009, by and among Sagent Pharmaceuticals, Inc. and Midcap Funding I, LLC. (Incorporated by reference to Exhibit 10.2 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.3	Limited Waiver and Amendment No. 2 Regarding Credit Agreement, effective as of March 1, 2010, by and among Sagent Pharmaceuticals, Inc. and Midcap Funding I, LLC. (Incorporated by reference to Exhibit 10.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.4	Amendment No. 3 Regarding Credit Agreement, effective as of May 31, 2010, by and among Sagent Pharmaceuticals, Inc., Midcap Funding IV, LLC and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

Exhibit No.

10.5	Amendment No. 4 Regarding Credit Agreement, effective as of December 31, 2010, by and among Sagent Pharmaceuticals, Inc., Midcap Funding IV, LLC and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.5 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.6	Amendment No. 5 Regarding Credit Agreement, effective as of March 8, 2011, by and among Sagent Pharmaceuticals, Inc., Midcap Funding IV, LLC and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.6 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.7	Credit and Security Agreement, dated as of March 8, 2011, by and among Sagent Pharmaceuticals, Inc. and Midcap Funding III, LLC. (Incorporated by reference to Exhibit 10.7 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.8	Joinder and Amendment No. 6 Regarding Credit Agreement, dated September 26, 2011, by and among Sagent Pharmaceuticals, Sagent Pharmaceuticals, Inc., Midcap Funding IV, LLC and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed September 30, 2011).)

10.9	Joinder and Amendment No. 1 Regarding Credit Agreement, dated September 26, 2011, by and among Sagent Pharmaceuticals, Sagent Pharmaceuticals, Inc., Midcap Funding III, LLC and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed September 30, 2011).)

10.10+	Sagent Holding Co. Amended and Restated 2007 Global Share Plan. (Incorporated by reference to Exhibit 10.21 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.11+	Form of Stock Option Agreement under the Sagent Holding Co. Amended and Restated 2007 Global Share Plan. (Incorporated by reference to Exhibit 10.22 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.12+	2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.8 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.13+	Form of Incentive Stock Option Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.9 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.14+	Form of Restricted Stock Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.10 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.15+	Form of Restricted Stock Unit Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.11 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.16+	Form of Stock Appreciation Rights Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.12 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.17+	Form of Non-Qualified Stock Option Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.13 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.18	Manufacture and Supply Agreement, dated as of December 17, 2007, by and among Sagent Pharmaceuticals, Inc., A.C.S. Dobfar S.p.a. and its affiliate, WorldGen LLC. (Incorporated by reference to Exhibit 10.23 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

Exhibit No.

10.19	Development and Supply Agreement, dated as of June 27, 2008, as amended, by and between Sagent Holding Co. and Gland Pharma Limited. (Incorporated by reference to Exhibit 10.24 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.20+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Jeffrey Yordon. (Incorporated by reference to Exhibit 10.25 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.21+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Ronald Pauli. (Incorporated by reference to Exhibit 10.26 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.22+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Michael Logerfo. (Incorporated by reference to Exhibit 10.27 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.23+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Lorin Drake. (Incorporated by reference to Exhibit 10.28 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.24+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Albert Patterson. (Incorporated by reference to Exhibit 10.29 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.25+	Employment Agreement, dated as of September 12, 2011, by and between Sagent Pharmaceuticals, Inc. and Jonathon M. Singer (Incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).)

10.26+	Offer letter, dated as of August 18, 2011, by and between Sagent Pharmaceuticals, Inc. and Jonathon M. Singer (Incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).)

10.27	Warrant to purchase 2,380,952 Preference Shares of Sagent Holding Co. sold pursuant to Sagent Holding Co. Series B-1 Preference Shares and Warrant Purchase Agreement, among the registrant and Key Gate Investments Limited, dated April 6, 2010. (Incorporated by reference to Exhibit 10.19 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.28	Warrant to purchase 2,040,816 Preference Shares of Sagent Holding Co. sold pursuant to Sagent Holding Co. Series B-1 Preference Shares and Warrant Purchase Agreement, among the registrant and Key Gate Investments Limited, dated April 6, 2010. (Incorporated by reference to Exhibit 10.20 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.29	Letter Agreement, dated as of April 5, 2011, by and between the registrant and Key Gate Investments Limited. (Incorporated by reference to Exhibit 10.30 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.30	Loan and Security Agreement, dated February 13, 2012, by and among Sagent Pharmaceuticals, Inc., Sagent Pharmaceuticals, and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 16, 2012).)

10.31	First Loan Modification Agreement, dated May 9, 2012, by and among Sagent Pharmaceuticals, Inc., Sagent Pharmaceuticals, and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed May 10, 2012).)

Exhibit No.

21.1*	List of subsidiaries of Sagent Pharmaceuticals, Inc.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm

23.2*	Consent of Ernst & Young Hua Ming, independent auditors

23.3*	Consent of Ernst & Young LLP, independent auditors

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	The following materials from Sagent’s Annual Report on Form 10-K for the year ended December 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations for the twelve months ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Loss for the twelve months ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Preferred Stock and Stockholder’s Equity for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (vi) Notes to the Consolidated Financial Statements, and (vii) document and entity information.

+	Indicates a management contract or compensatory plan or arrangement
*	Indicates an exhibit filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus of Sections 11 or 12 of the Securities Act of 1933 as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT PHARMACEUTICALS, INC.

By:	/s/ JONATHON M. SINGER
(Jonathon M. Singer, Executive Vice President and Chief Financial Officer)

Date: March 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ JEFFREY M. YORDON (Jeffrey M. Yordon)	President and Chief Executive Officer (principal executive officer)	March 18, 2013

/S/ JONATHON M. SINGER (Jonathon M. Singer)	Executive Vice President and Chief Financial Officer (principal financial officer)	March 18, 2013

/S/ JEFFREY W. GREVE (Jeffrey W. Greve)	Vice President, Controller (principal accounting officer)	March 18, 2013

/S/ MARY TAYLOR BEHRENS (Mary Taylor Behrens)	Director	March 18, 2013

/S/ ROBERT FLANAGAN (Robert Flanagan)	Director	March 18, 2013

/S/ ANTHONY KRIZMAN (Anthony Krizman)	Director	March 18, 2013

/S/ FRANK KUNG, PH.D (Frank Kung, Ph.D)	Director	March 18, 2013

Sagent Pharmaceuticals, Inc.

Valuation and Qualifying Accounts

For the years ended December 31, 2012, 2011 and 2010

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Chargeback Allowance
Year ended December 31, 2012	$28,932	$166,051	$—	$170,718	$24,265
Year ended December 31, 2011	$13,507	$167,521	$—	$152,096	$28,932
Year ended December 31, 2010	$11,740	$88,616	$—	$86,849	$13,507

Allowance for Cash Discounts
Year ended December 31, 2012	$1,804	$7,665	$—	$8,096	$1,373
Year ended December 31, 2011	$701	$8,188	$—	$7,085	$1,804
Year ended December 31, 2010	$371	$4,012	$—	$3,682	$701

Allowance for Credits
Year ended December 31, 2012	$1,940	$3,539	$—	$2,217	$3,262
Year ended December 31, 2011	$1,880	$1,458	$—	$1,398	$1,940
Year ended December 31, 2010	$932	$2,619	$—	$1,671	$1,880

Deferred Tax Valuation Allowance
Year ended December 31, 2012	$40,816	$5,841	$—	$—	$46,657
Year ended December 31, 2011	$32,937	$7,879	$—	$—	$40,816
Year ended December 31, 2010	$25,624	$7,313	$—	$—	$32,937

Inventory Reserve Allowance
Year ended December 31, 2012	$6,443	$—	$—	$4,422	$2,021
Year ended December 31, 2011	$846	$5,597	$—	$—	$6,443
Year ended December 31, 2010	$842	$4	$—	$—	$846

Allowance for doubtful accounts
Year ended December 31, 2012	$—	$124	$—	$—	$124
Year ended December 31, 2011	$—	$—	$—	$—	$—
Year ended December 31, 2010	$—	$—	$—	$—	$—

Report of Independent Auditors

To the Board of Directors of Sagent Pharmaceuticals, Inc.

We have audited the accompanying financial statements of Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd. (a development stage company) (the “Company”), which comprise the balance sheets as of December 31, 2012 and 2011, and the related statements of loss, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and for the period from December 29, 2006 (date of inception) to December 31, 2012, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd. (a development stage company) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 and for the period from December 29, 2006 (date of inception) to December 31, 2012 in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Ernst & Young Hua Ming LLP

Shanghai, the People’s Republic of China

March 11, 2013

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Balance Sheets

(Amounts in thousands of U.S. Dollars)

		As of December 31,
	Note	2012	2011
Assets
Current assets:
Cash and cash equivalents		$2,372	$12,601
Prepaid expenses and other current assets	4	380	319
Inventory	5	965	—

Total current assets		3,717	12,920

Non-current assets:
Property, plant and equipment, net	6	51,894	49,493
Intangible assets, net	7	1,834	1,888

Total non-current assets		53,728	51,381

Total assets		$57,445	$64,301

Liabilities and shareholders’ equity

Current liabilities:
Accrued employee benefits		1,140	982
Other payables	8	1,813	2,072
Amount due to related parties	14	197	44
Current portion of long-term bank loans	9	1,591	317

Total current liabilities		4,741	3,415

Non-current liabilities:
Long-term bank loans	9	17,182	18,728
Government grants		1,114	1,111

Total non-current liabilities		18,296	19,839

Total liabilities		23,037	23,254

Commitments and contingencies	12

Shareholders’ equity:
Paid-in capital (no par value)		50,000	50,000
Additional paid-in capital	11	1,491	1,178
Deficit accumulated during the development stage		(22,080)	(15,032)
Accumulated other comprehensive income		4,997	4,901

Total shareholders’ equity		34,408	41,047

Total liabilities and shareholders’ equity		$57,445	$64,301

The accompanying notes are an integral part of these financial statements

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Statements of Loss

(Amounts in thousands of U.S. Dollars)

		Year Ended December 31,			Period from December 29, 2006 (date of inception) to December 31,
	Note	2012	2011	2010	2012
Operating expenses:
Pre-production expenses		$(3,759)	$(4,475)	$(910)	$(9,144)
General and administrative expenses		(3,417)	(4,128)	(2,932)	(13,201)

Loss from operations		(7,176)	(8,603)	(3,842)	(22,345)
Other income / (expense)		38	(19)	—	19
Interest income		90	41	32	246

Loss before income taxes		(7,048)	(8,581)	(3,810)	(22,080)
Income tax expense	10	—	—	—	—

Net loss		$(7,048)	$(8,581)	$(3,810)	$(22,080)

The accompanying notes are an integral part of these financial statements

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Statements of Comprehensive Loss

(Amounts in thousands of U.S. Dollars)

		Year Ended December 31,			Period from December 29, 2006 (date of inception) to December 31,
	Note	2012	2011	2010	2012
Net loss		$(7,048)	(8,581)	(3,810)	(22,080)
Other comprehensive income, net of tax
Foreign currency translation adjustments		96	2,194	1,429	4,997

Total other comprehensive income, net of tax		96	2,194	1,429	4,997

Comprehensive loss		$(6,952)	$(6,387)	$(2,381)	$(17,083)

The accompanying notes are an integral part of these financial statements

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Statements of Cash Flows

(Amounts in thousands of U.S. Dollars)

	Year Ended December 31,			Period from December 29, 2006 (date of inception) to December 31,
	2012	2011	2010	2012
Operating activities
Net loss	$(7,048)	$(8,581)	$(3,810)	$(22,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	764	492	77	1,388
Share based payments	84	191	—	275
Salary expense of certain employee paid by a shareholder	229	987	—	1,216
Amortization	60	63	48	241
Loss on disposal of property, plant and equipment	—	2	—	2
Pre-production expenses offset by government grants received	—	(31)	—	(31)
Changes in operating assets and liabilities:
Inventories	(965)	—	—	(965)
Prepaid expenses and other current assets	(146)	65	(43)	(464)
Amount due to a related party	153	—	—	153
Accrued employee benefits and other payables	530	579	434	1,914

Net cash used in operating activities	(6,339)	(6,233)	(3,294)	(18,351)
Investing activities
Purchases of property, plant and equipment	(3,587)	(3,232)	(11,414)	(47,747)
Proceeds from sale of property, plant and equipment	—	1	—	1
Purchases of intangible assets	—	(15)	(39)	(1,573)
Government grants received	—	31	—	1,054
Restricted cash	—	—	556	—

Net cash used in investing activities	(3,587)	(3,215)	(10,897)	(48,265)
Financing activities
Repayment of short-term bank loans	(317)	—	—	(317)
Proceeds from long-term bank loans	—	17,069	1,510	18,579
Capital contribution from shareholders	—	—	9,299	50,000

Net cash (used in)/provided by financing activities	(317)	17,069	10,809	68,262
Net (decrease)/ increase in cash and cash equivalents	(10,243)	7,621	(3,382)	1,646
Effect of foreign exchange rate changes on cash	14	261	97	726
Cash and cash equivalents, at beginning of year/period	12,601	4,719	8,004	—

Cash and cash equivalents, at end of year/period	$2,372	$12,601	$4,719	$2,372

Supplemental disclosures of cash flow information:
Acquisition of property, plant and equipment included in other payables	$(629)	$(1,117)	$718	$1,050
Interest paid	$1,295	$729	$13	$2,037

Noncash financing activity
Capital contribution from a shareholder	$313	$1,178	$—	$1,491

The accompanying notes are an integral part of these financial statements

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Statements of Shareholders’ Equity

(Amounts in thousands of U.S. Dollars)

	Paid-in Capital	Additional Paid in Capital	Deficit accumulated during the development stage	Accumulated other comprehensive income	Total
Balance as of December 29, 2006 and January 1, 2007	$—	$—	$—	$—	$—
Net loss	—	—	(196)	—	(196)
Other comprehensive income, net				365	365
Capital contribution from shareholders	10,200	—	—	—	10,200

Balance as of December 31, 2007	10,200	—	(196)	365	10,369
Net loss	—	—	(760)	—	(760)
Other comprehensive income, net				890	890
Capital contribution from shareholders	14,501	—	—	—	14,501

Balance as of December 31, 2008	24,701	—	(956)	1,255	25,000
Net loss	—	—	(1,685)	—	(1,685)
Other comprehensive income, net				23	23
Capital contribution from shareholders	16,000	—	—	—	16,000

Balance as of December 31, 2009	40,701	—	(2,641)	1,278	39,338
Net loss	—	—	(3,810)	—	(3,810)
Other comprehensive income, net				1,429	1,429
Capital contribution from shareholders	9,299	—	—	—	9,299

Balance as of December 31, 2010	50,000	—	(6,451)	2,707	46,256
Net loss	—	—	(8,581)	—	(8,581)
Other comprehensive income, net				2,194	2,194
Capital contribution from a shareholder	—	1,178	—	—	1,178

Balance as of December 31, 2011	50,000	1,178	(15,032)	4,901	41,047
Net loss	—	—	(7,048)	—	(7,048)
Other comprehensive income, net				96	96
Capital contribution from a shareholder	—	313	—	—	313

Balance as of December 31, 2012	$50,000	$1,491	$(22,080)	$4,997	$34,408

The accompanying notes are an integral part of these financial statements

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

Years Ended December 31, 2012, 2011 and 2010 and for

the period from December 29, 2006 (date of inception) to December 31, 2012

(Amounts in thousands of U.S. Dollars unless otherwise stated)

1.	Organization and Description of Business

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd. (the “Company”) was incorporated on December 29, 2006 in the province of Sichuan of the People’s Republic of China and is a joint venture formed between Chengdu Kanghong Technology (Group) Co., Ltd. and Sagent Pharmaceuticals, Inc. (the “Shareholders”) to establish a production facility in Chengdu, China with the primary business objective of developing and manufacturing pharmaceutical products, principally injectable-based generic equivalents to branded products. Operations of the Company substantially commenced in March 2007 and have consisted principally of raising capital, establishing facilities, and recruiting personnel for the purpose of conducting development activities in preparation for site validation by U.S. Food & Drug Administration (FDA). As the planned commercial operations have not commenced, the Company is considered a development stage company.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern even though the Company has incurred operating losses since inception and has an accumulated deficit of approximately $22 million as at December 31, 2012. The Company expects to incur further operating losses in the next 12 months as it continues to incur pre-production related expenses as it works to complete the FDA approval process of its production facility, which was previously inspected by the FDA in July 2012. Currently, the Company will have to raise additional funds to sustain operations and execute on its operating plan. In order to assist the Company through to the date of a potential financing event, if any, Sagent Pharmaceuticals, Inc. (“Sagent”), with the approval of its Board of Directors, issued a unilateral and legally-binding financial support letter to the Company, whereby Sagent will provide the Company with sufficient funding to continue its operations through September 30, 2013. There can be no assurance that the Company will be able to raise additional capital from the shareholders or others or that such financing will be available on satisfactory terms, if at all.

Additionally, the Company’s existing long-term credit facilities (see Note 9) have a financial operating covenant that becomes operable once the Company commences the sales of their products. However, given its limited operating history there can be no assurances that it will comply with this operating covenant and therefore the credit facilities would be due on demand.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

Years Ended December 31, 2012, 2011 and 2010 and for

the period from December 29, 2006 (date of inception) to December 31, 2012

(Amounts in thousands of U.S. Dollars unless otherwise stated)

2.	Summary of Significant Accounting Policies (continued)

liabilities at the date of the financial statements and the reported amounts of expenses during the period. Areas where management uses subjective judgment include, but are not limited to, assessment for inventory reserves, estimating the useful lives of long-lived assets and intangible assets, assessing for impairment of long-lived assets, and accounting for deferred income taxes. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates, and as such, differences may be material to the financial statements.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents and other current liabilities, approximate their fair values because of their short-term maturities.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the weighted-average method or market value. Market is defined principally as net realizable value. Raw material cost is based on purchase price. Provisions are made for excess, slow moving and obsolete inventory as well as inventory which has a carrying value that is in excess of net realizable value.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings	20 years
Machinery	5 -10 years
Office equipment	3 -5 years
Vehicles	5 years

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

Years Ended December 31, 2012, 2011 and 2010 and for

the period from December 29, 2006 (date of inception) to December 31, 2012

(Amounts in thousands of U.S. Dollars unless otherwise stated)

2.	Summary of Significant Accounting Policies (continued)

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

Intangible Assets

Intangible assets include a land use right and purchased software. They are carried at cost less accumulated amortization and any impairment, if any. Intangible assets with a finite useful life are amortized using the straight-line method over the estimated economic life of the intangible assets. The estimated useful life for the acquired intangible assets is as follows:

Purchased software	2 years
Land use right	50 years

Impairment of Long-lived Assets

The Company evaluates its long-lived assets or asset group, including intangible assets with finite lives, for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a group of long-lived assets may not be recoverable. When these events occur, the Company evaluates for impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available for the long-lived assets. Because of the Company’s fiscal 2012 operating and cash flow loss and the history of such losses, the Company evaluated its long-lived assets for potential impairment during fiscal 2012, and based on the results of this evaluation, the carrying value of these assets were determined to be recoverable. Therefore, the Company did not record impairment charges associated with its long-lived assets or intangible assets for each of the three years in the period ended December 31, 2012 and for the period from December 29, 2006 (date of inception) to December 31, 2012. However, it is possible that management’s estimates of its undiscounted cash flows may significantly change in the future resulting in the need to reassess the carrying value of the Company’s long-lived assets for potential impairment and accordingly, an impairment charge may result (see Note 1).

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

Years Ended December 31, 2012, 2011 and 2010 and for

the period from December 29, 2006 (date of inception) to December 31, 2012

(Amounts in thousands of U.S. Dollars unless otherwise stated)

2.	Summary of Significant Accounting Policies (continued)

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

Pre-production Expenses

Pre-production costs are expensed as incurred. These expenses include the costs of the Company’s product development efforts, including formulation, design and production processes and the testing and evaluation of pre-production prototypes.

Government Grants

Government grants received from the period of inception through December 31, 2012 are to subsidize the funding of the Company’s purchases of its manufacturing assets. The fair value of the government grants is recorded as deferred government grants and will be amortized over the weighted average useful life of the related manufacturing assets once all attaching conditions are complied with and the related assets are substantially complete and ready for their intended use.

Comprehensive Loss

Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Other comprehensive income is reported in the statement of comprehensive loss and the statement of shareholders’ equity. Comprehensive loss of the Company includes net loss and foreign currency translation differences for each of the three years in the period ended December 31, 2012 and for the period from December 29, 2006 (date of inception) to December 31, 2012.

Recently Adopted Accounting Pronouncements

In May 2011, new guidance was issued on the accounting for fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The Company adopted this guidance on January 1, 2012. Adoption of this guidance did not have a material impact on the Company’s financial results.

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

Years Ended December 31, 2012, 2011 and 2010 and for

the period from December 29, 2006 (date of inception) to December 31, 2012

(Amounts in thousands of U.S. Dollars unless otherwise stated)

2.	Summary of Significant Accounting Policies (continued)

In June 2011, new guidance was issued regarding the presentation of comprehensive income, which was partially deferred in December 2011. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of operations and other comprehensive income or separate but consecutive statements of operations and other comprehensive income. The Company adopted this guidance as of December 31, 2011. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3.	Concentration of Risk

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents. As of December 31, 2012 and 2011, the Company’s cash and cash equivalents were all deposited with two financial institutions located in the PRC. Management believes that the financial institutions are of high credit quality and continually monitors the credit worthiness of the financial institutions. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006 that came into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go into bankruptcy. In addition, since China’s concession to the World Trade Organization, foreign banks have been gradually permitted to operate in China and have been significant competitors against Chinese banks in many aspects, especially since the opening of the Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy of the Chinese banks in which the Company has deposits has increased. In the event of bankruptcy of the banks which hold the Company’s deposits, it is unlikely to claim its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.

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

Foreign Currency Exchange Rate Risk

The RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The appreciation of the RMB against the U.S. dollar was approximately 0.2%, 4.9% and 3.0% in the years ended December 31, 2012, 2011 and 2010, respectively.

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

Years Ended December 31, 2012, 2011 and 2010 and for

the period from December 29, 2006 (date of inception) to December 31, 2012

(Amounts in thousands of U.S. Dollars unless otherwise stated)

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2012	2011
Prepaid expenses	$186	$309
Other receivables	194	10

	$380	$319

5.	Inventory

Inventory consists of the following:

	December 31,
	2012	2011
Raw materials	$965	$—

	$965	$—

6.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31,
	2012	2011
At cost:
Building	$1,098	$951
Machinery	2,395	2,382
Office equipment	1,874	1,588
Vehicles	143	142

	5,510	5,063
Less accumulated depreciation	(1,406)	(640)

	4,104	4,423
Construction in progress	47,790	45,070

	$51,894	$49,493

For the years ended December 31, 2012, 2011 and 2010, and for the period from December 29, 2006 (date of inception) to December 31, 2012, depreciation expense was $764, $492, $77 and $1,388, respectively. The amount of depreciation expense included in pre-production expenses was $665, $366, $23 and $1,054 for the respective periods, and the amount included in general and administrative expenses was $99, $126, $54 and $334 for the respective periods. As of December 31, 2012 and 2011, the net book values of property, plant and equipment pledged as collateral for bank loans were $47,101 and $46,204, respectively. Construction in progress included capitalized interest of $1,295, $729, $13 and $2,037 for the years ended December 31, 2012, 2011 and 2010, and for the period from December 29, 2006 (date of inception) to December 31, 2012, respectively.

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

Years Ended December 31, 2012, 2011 and 2010 and for

the period from December 29, 2006 (date of inception) to December 31, 2012

(Amounts in thousands of U.S. Dollars unless otherwise stated)

7.	Intangible Assets

Intangible assets consist of the following:

December 31, 2012	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In years)
Purchased software	2	$71	$(65)	$6
Land use right	50	2,016	(188)	1,828

Total		$2,087	$(253)	$1,834

December 31, 2011	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In years)
Purchased software	2	$71	$(46)	$25
Land use right	50	2,010	(147)	1,863

Total		$2,081	$(193)	$1,888

Amortization expenses of intangible assets for the years ended December 31, 2012, 2011 and 2010 and for the period from December 29, 2006 (date of inception) to December 31, 2012 were $60, $63, $48 and $241, respectively, and were recorded in general and administrative expenses.

The future amortization of intangible assets is as follows:

Year Ending December 31,
2013	47
2014	41
2015	41
2016	41
2017	41
Thereafter	1,623

$1,834

8.	Other Payables

Other payables consist of the following:

	December 31,
	2012	2011
Payables for purchase of property and equipment	$1,099	$1,680
Others	714	392

	$1,813	$2,072

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

Years Ended December 31, 2012, 2011 and 2010 and for

the period from December 29, 2006 (date of inception) to December 31, 2012

(Amounts in thousands of U.S. Dollars unless otherwise stated)

9.	Long-Term Bank Loans

The Company obtained two credit facilities in the amount of RMB37,000 ($5,887) and RMB83,000 ($13,205) in June 2011 and August 2010, respectively, each with a five year term. Both credit facilities are secured by certain fixed assets of the Company. The interest rate of the credit facilities is the prevailing interest rate of People’s Bank of China on the date of the draw downs. The Company drew down RMB10,000 ($1,591) under one of the credit facilities in October 2010 at an interest rate of 5.96% per annum and the remaining amount of RMB110,000 ($17,501) was drawn at various times throughout 2011 at interest rates ranging from 6.22% to 6.90% per annum. Repayment will be accelerated if the liabilities to assets ratio of the Company exceeds 70% and 80% during the term of the RMB37,000 and RMB83,000 credit facilities, respectively, or if the Company is unable to achieve 50% of its projected revenues when the Company commences commercial activities. During the year ended and as of December 31, 2012, the Company was in compliance with these covenants. All interest costs were capitalized in all periods presented as the funds were used to finance the build-out of the Company’s manufacturing facility (see Note 6).

Principal payments due on the long-term bank loans as of December 31, 2012 are as follows:

Year ending December 31,
2013	$1,591
2014	7,954
2015	9,228

$18,773

10.	Income Taxes

In accordance with the PRC Corporate Income Tax Law (the “New CIT Law”) which was approved and became effective on January 1, 2008, the provision for Mainland China current income tax has been based on a statutory rate of 25% of the assessable profits of the Company for each of the three years in the period ended December 31, 2012.

Loss before income taxes for each of the three years in the period ended December 31, 2012 was derived in the PRC.

The Company’s total income tax expense for each of the three years in the period ended December 31, 2012 and for the period from December 29, 2006 (date of inception) to December 31, 2012 is zero, and differs from the theoretical amount that would arise using the PRC statutory income tax rate primarily due to the effects of valuation allowances on the deferred tax assets generated during the respective years.

Deferred tax assets reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has deferred tax assets of $5,188 as of December 31, 2012, which are fully offset by a valuation allowance. The significant components of deferred tax assets are related to pre-operating expenses.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

Years Ended December 31, 2012, 2011 and 2010 and for

the period from December 29, 2006 (date of inception) to December 31, 2012

(Amounts in thousands of U.S. Dollars unless otherwise stated)

10.	Income Taxes (continued)

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

Based upon the Company’s evaluation of its income tax positions as of December 31, 2012, the Company has no unrecognized tax positions. As of December 31, 2012, the tax years ended December 31, 2008 through 2012 for the PRC entities remain open for statutory examination by the PRC tax authorities.

11.	Shareholder Contribution

Sagent Pharmaceuticals, Inc., one of the Company’s shareholders, granted stock options to two of the Company’s employees and also provided cash compensation to one of these employees in 2012, 2011 and 2010. Twenty-five percent of these options are to be vested on each anniversary date from the vesting commencement date of the respective grants over a four year period. These stock options are accounted for as non-employee stock options given these stock options were granted to employees of an investee by a non-controlling shareholder. Therefore, these grants are recorded at fair value at each reporting date during the vesting period. No expenses and shareholder contributions were recorded during 2010 as the amounts related to the stock options and cash compensation were immaterial. The Company recorded $313, $1,178 and $1,491 as a shareholder contribution and recognized the associated stock-based and cash compensation expense in the general and administrative expense for the years ended December 31, 2012, 2011 and for the period from December 29, 2006 (date of inception) to December 31, 2012.

12.	Commitment and Contingencies

Purchase Commitments

As of December 31, 2012, the Company had outstanding purchase commitments related to property, plant and equipment in the amount of $315, which are all due within one year.

13.	Fair Value Measurement

The Company applies ASC topic 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 requires disclosures to be provided around fair value measurement.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

Years Ended December 31, 2012, 2011 and 2010 and for

the period from December 29, 2006 (date of inception) to December 31, 2012

(Amounts in thousands of U.S. Dollars unless otherwise stated)

13.	Fair Value Measurement (continued)

Level 2 — Includes other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

ASC 820 describes three main approaches to measuring the fair value of assets and liabilities: (1) market approach; (2) income approach; and (3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace an asset.

In accordance with ASC 820, the Company measures cash equivalents at fair value. Cash equivalents are classified within Level 1 as the cash equivalents are valued using either quoted market prices.

14.	Related Party Transactions

Name and Related Party Relationship:

Name of related party	Relationship with the Company
Sagent Pharmaceuticals, Inc.	Joint venture shareholder
Chengdu Kanghong Pharmaceutical Group Co., Ltd.	Joint venture shareholder

In addition to the share based payments described in Note 11, the Company had the following related party transactions and balances during the years presented:

Transactions with Related Parties

	For the year ended December 31,			Period from December 29, 2006 (date of inception) to December 31, 2012
	2012	2011	2010
Purchases from Sagent Pharmaceuticals, Inc. of:
- Raw materials	$280	$—	$—	$280
- Testing materials		44		44

	$280	$44	$—	$324

Balances with Related Parties

	As of December 31,
	2012	2011
Amounts due to related parties:
- Sagent Pharmaceuticals, Inc.	$197	$44

	$197	$44

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

Years Ended December 31, 2012, 2011 and 2010 and for

the period from December 29, 2006 (date of inception) to December 31, 2012

(Amounts in thousands of U.S. Dollars unless otherwise stated)

14.	Related Party Transactions (continued)

As of December 31, 2012 and 2011, all balances with related parties were unsecured, non-interesting bearing and repayable on demand.

15.	Subsequent Events

In accordance with ASC 855, “Subsequent Events”, as amended by ASU 2010-09, the Company evaluated subsequent events through March 11, 2013, which was also the date that the financial statements were available to be issued, and there were no subsequent events requiring disclosure.

Report of Independent Auditors

The Board of Directors and Members of Sagent Agila LLC.

We have audited the accompanying financial statements of Sagent Agila LLC, which comprise the balance sheet as of December 31, 2012, and the related statements of operations and comprehensive income, changes in members’ equity and cash flows for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sagent Agila LLC at December 31, 2012 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Report on summarized comparative information

We have not audited, reviewed or compiled the summarized comparative information presented herein as of and for the years ended December 31, 2011 and 2010, and accordingly, we express no opinion on them.

/s/ Ernst & Young LLP

Chicago, Illinois

March 18, 2013

Sagent Agila LLC

Balance Sheets

(in thousands, except share amounts)

	December 31,
	2012	2011 (unaudited)
Assets
Current assets:
Cash	$1,593	$1
Due from Agila	1,982	2,661
Due from Sagent	7,440	4,761
Other current assets	—	3

Total current assets	11,015	7,426
Intangible assets, net	770	973

Total assets	$11,785	$8,399

Liabilities and members’ equity
Current liabilities:
Accounts payable	$132	$—
Due to Agila	5,525	2,362
Due to Sagent	1,828	2,310

Total liabilities	7,485	4,672

Members’ equity:
Common stock – $1.00 par value, 3,400,000 authorized and outstanding at both December 31, 2012 and 2011	3,400	3,400
Additional paid-in-capital	415	960
Retained earnings (accumulated deficit)	485	(633)

Total members’ equity	4,300	3,727

Total liabilities and members’ equity	$11,785	$8,399

See accompanying notes to financial statements.

Sagent Agila LLC

Statements of Operations and Comprehensive Income

(in thousands)

	Year ended December 31,
	2012	2011	2010
		(Unaudited)	(Unaudited)
Net revenue:
Product revenue	$17,578	$6,358	$5,088
License fees	11,370	4,182	852

Total net revenue	28,948	10,540	5,940
Cost of sales	17,669	6,412	5,106

Gross profit	11,279	4,128	834
Operating expenses:
Product development	970	149	792
Selling, general and administrative	7	380	—

Total operating expenses	977	529	792

Income from operations	10,302	3,599	42
Provision for income taxes	—	—	—

Net Income	$10,302	$3,599	$42

Comprehensive Income	$10,302	$3,599	$42

See accompanying notes to financial statements.

Sagent Agila LLC

Statements of Members’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance as of January 1, 2010 (unaudited)	3,400,000	$3,400	$895	$—	(4,274)	21
Contributions by members (unaudited)	—	—	1,523	—	—	1,523
Comprehensive income (loss) (unaudited)	—	—	—	—	42	42

Balance as of December 31, 2010 (unaudited)	3,400,000	$3,400	$2,418	$—	$(4,232)	$1,586
Contributions by members (unaudited)	—	—	912	—	—	912
Dividends and distributions (unaudited)	—	—	(2,370)	—	—	(2,370)
Comprehensive income (loss) (unaudited)		—	—	—	3,599	3,599

Balance as of December 31, 2011 (unaudited)	3,400,000	$3,400	$960	$—	$(633)	$3,727
Contributions by members	—	—	580	—	—	580
Dividends and distributions	—	—	(1,125)	—	(9,184)	(10,309)
Comprehensive income (loss)	—	—	—	—	10,302	10,302

Balance as of December 31, 2012	3,400,000	$3,400	$415	$—	$485	$4,300

See accompanying notes to financial statements.

Sagent Agila LLC

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2012	2011	2010
		(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$10,302	$3,599	$42
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	238	54	142
Changes in operating assets and liabilities:
Due from members	2,681	2,134	1,205
Other current assets	3	(3)	—
Accounts payable	132	—	—
Due to members	(2,000)	(4,043)	(2,466)

Net cash provided by (used in) operating activities	11,356	1,741	(1,077)

Cash flows from investing activities
Purchase of product rights	(35)	(283)	(447)

Net cash used in investing activities	(35)	(283)	(447)

Cash flows from financing activities
Dividends paid to members	(10,309)	(2,370)	—
Proceeds from member contributions	580	912	1,524

Net cash (used in) provided by financing activities	(9,729)	(1,458)	1,524

Net increase in cash and cash equivalents	1,592	—	—
Cash and cash equivalents, at beginning of period	1	1	1

Cash and cash equivalents, at end of period	$1,593	$1	$1

See accompanying notes to financial statements

Sagent Agila LLC

Notes to Financial Statements

Note 1. Summary of Significant Accounting Policies:

Nature of Operations

Sagent Agila LLC (“Sagent Agila”, “we”, “us” or “our”) is a limited liability company incorporated in Wyoming between Strides Inc., a wholly-owned subsidiary of Strides Arcolab International Limited (“Agila”), and Sagent Pharmaceuticals, Inc. (“Sagent”). Sagent Agila was established in January 2007 with the principal business of development, manufacturing, marketing, distribution and sale of generic pharmaceutical products to the U.S. market. All of our products are sold to Sagent, who sells the products into the U.S. market. The initial term of the venture expires upon the tenth anniversary of its formation. Sagent and Agila may agree to extend the term of the venture.

Basis of Presentation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The financial statements as of December 31, 2011 and for the years ended December 31, 2011 and 2010 are unaudited.

The financial statements include the assets, liabilities, and results of operations of Sagent Agila LLC.

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

Cash

At December 31, 2012, our cash balances were deposited in financial institutions and consisted of immediately available fund balances. The majority of our funds at December 31, 2012, were maintained at one stable financial institution, in an amount in excess of federally insured limits. This represents a concentration of credit risk. We have not experienced any losses on our deposits of cash and cash equivalents to date.

Fair value of financial instruments

The carrying value of financial assets and liabilities such as cash and other current liabilities approximate their fair values due to their short maturities.

Impairment of Long-Lived Assets

We evaluate long-lived assets, consisting of intangible assets with definite lives, for impairment whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected future undiscounted cash flows, in addition to other quantitative and qualitative analyses. Judgments made by management related to the expected useful lives of long-lived assets and the ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as changes in economic conditions and changes in operating performance. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. There were no impairment charges recorded during the years ended December 31, 2012, 2011 or 2010.

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

Once a product receives regulatory approval, we record any subsequent milestone payments as an intangible asset to be amortized on a straight-line basis as a component of cost of sales over the related license period or the estimated life of the acquired product. At December 31, 2012, the amortization period for intangible assets arising from approved products ranges from three to seven years with a weighted-average period prior to the next renewal or extension of five years. We make the determination whether to capitalize or expense amounts related to the development of new products and technologies through agreements with third parties based on our ability to recover our cost in a reasonable period of time from the estimated future cash flows anticipated to be generated pursuant to each agreement. Market, regulatory, and legal factors, among other things, may affect the realizability of the projected cash flows that an agreement was initially expected to generate. We regularly monitor these factors and subject capitalized costs to periodic impairment testing.

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

Income Taxes

We are treated as a partnership for US tax purposes. Earnings of the partnership are passed through to each individual member, and as such, no income taxes are recorded in our financial statements.

Revenue Recognition – Product revenue

Product revenue represents the sale of products to Sagent. We recognize revenue when our obligations are fulfilled relative to a specific product and all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) delivery has occurred. Delivery is deemed to have occurred upon receipt of product, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. We do not incur shipping and handling fees.

Revenue Recognition – License fees

We provide Sagent with the right to market products manufactured under our Abbreviated New Drug Application (“ANDA”) in exchange for a licensing fee. We recognize our license fee revenue based on the net gross profit earned on the sale of product by Sagent, less a marketing fee charged by Sagent on each sale.

New Accounting Pronouncements

In June 2011, new guidance was issued regarding the presentation of comprehensive income, which was partially deferred in December 2011. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of operations and other comprehensive income or separate but consecutive statements of operations and other comprehensive income. We adopted this guidance as of December 31, 2011. Adoption of this standard did not have a material impact on our financial statements.

Note 2. Intangible assets, net

Intangible assets at December 31, 2012 and 2011 were as follows:

	December 31, 2012			December 31, 2011 (unaudited)
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$808	$(163)	$645	$773	$(75)	$698
Product development rights	125	—	125	275	—	275

	$933	$(163)	$770	$1,048	$(75)	$973

Movements in intangible assets were due to the following:

	2012		2011 (unaudited)
	Product licensing rights	Product development rights	Product licensing rights	Product development rights
Balance at January 1	$275	$698	$275	$469
Acquisition of product rights	—	35	—	283
Amortization of product rights	(150)	(88)	—	(54)

Balance at December 31	$125	$645	$275	$698

Amortization expense related to our product licensing rights was $150 and $125 for the years ended December 31, 2012 and 2010, respectively. We incurred no amortization expense related to our product licensing rights in 2011. Amortization expense related to our product development rights was $88, $54 and $17 for the years ended December 31, 2012, 2011 and 2010, respectively. The weighted-average period prior to the next extension or renewal for the 15 products comprising our product licensing rights intangible asset was 69 months at December 31, 2012.

We currently estimate amortization expense over each of the next five years as follows:

For the year ending December 31,	Amortization expense
2013	$115
2014	115
2015	115
2016	111
2017	98

Note 3. Members’ Equity

Common Stock

We are authorized to issue 3,400,000 shares of common stock as of both December 31, 2012 and 2011.

Voting Rights

The holders of our common stock are entitled to one vote for each share held of record upon such matters and in such manner as may be provided by law.

Dividends

We accrue dividends when, and if, declared by our Members. During the years ended December 31, 2012 and 2011, we distributed $10,309 and $2,370 of profit sharing receipts to our joint venture partners.

Note 4. Commitments and Contingencies

Product Development Agreements

We have entered into a series of business agreements with Sagent and Agila for the development, manufacturing and marketing of finished dosage form pharmaceutical products, some of which contain contingent milestone payments.

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

The table below summarizes our estimate for contingent potential milestone payments and fees for the year ended December 31, 2013 and beyond assuming all contingent milestone payments occur.

Contingent milestone payments are as follows at December 31, 2012:

2013	$165
2014	100
2015	170
2016	—
2017	—
Thereafter	—

Total	$435

Regulatory Matters

We are subject to regulatory oversight by the FDA and other regulatory authorities with respect to the development, manufacturing and sale of our products. Failure to comply with regulatory requirements could have a significant adverse effect on our business and operations.

Litigation

From time to time, we are subject to claims and litigation arising in the ordinary course of business. These claims may include assertions that our products infringe existing patents and claims that the use of our products has caused personal injuries. We intend to vigorously defend any such litigation that may arise under all defenses that would be available to us. At this time, there are no proceedings of which we are aware that are likely to have a material adverse effect on the financial position or results of operations.

Note 5. Related party transactions:

As of December 31, 2012 and 2011, respectively, we had a receivable of $7,440 and $4,761 from Sagent, which is related to inventory shipments and license fees due. As of December 31, 2012 and 2011, respectively, we also had a deposit of $1,982 and $2,661 with Strides Arcolab International Limited related to future inventory purchases and prepayment of certain license fee revenues. These amounts are included within due from Sagent and due from Agila, respectively, on the balance sheets. As of December 31, 2012 and 2011, respectively, we had a payable of $1,828 and $2,310 to Sagent related to future inventory shipments and license fee reimbursement, and a payable of $5,525 and $2,362 to Strides Arcolab, principally related to inventory shipments.

Note 6. Subsequent events:

We evaluated subsequent events through March 18, 2012, the date the financial statements were available to be issued. In February 2013, Mylan Inc. announced it had signed a definitive agreement to acquire Agila Specialties Private Limited, the manufacturer of our products, and a wholly-owned subsidiary of Agila. The transaction is expected to close in the fourth quarter of 2013. No other subsequent events requiring disclosure were noted.