Form 10-Q
period 2013-03-31
Sagent Pharmaceuticals, Inc.
filed 2013-05-06
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 1-35144

Sagent Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0536317
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1901 N. Roselle Road, Suite 700 Schaumburg, Illinois	60195
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone numsber, including area code: (847) 908-1600

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

At April 30, 2013, there were 28,141,532 shares of the registrant’s common stock outstanding.

Sagent Pharmaceuticals, Inc.

In this report, “Sagent,” “we,” “us,” “our” and the “Company” refers to Sagent Pharmaceuticals, Inc. and subsidiaries, and “Common Stock” refers to Sagent’s common stock, $0.01 par value per share.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,118	$27,687
Short-term investments	42,861	36,605
Accounts receivable, net of chargebacks and other deductions	35,842	31,609
Inventories, net	49,773	47,106
Due from related party	4,695	1,440
Prepaid expenses and other current assets	3,105	2,821

Total current assets	164,394	147,268
Property, plant, and equipment, net	808	780
Investment in joint ventures	18,295	19,622
Intangible assets, net	2,971	4,277
Other assets	347	368

Total assets	$186,815	$172,315

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,397	$21,813
Due to related party	5,566	7,026
Accrued profit sharing	6,504	4,246
Accrued liabilities	8,416	7,369

Total current liabilities	42,883	40,454
Long term liabilities:
Other long-term liabilities	6	6

Total liabilities	42,889	40,460
Stockholders’ equity:
Common stock—$0.01 par value, 100,000,000 authorized and 28,141,532 and 28,116,489 outstanding at March 31, 2013 and December 31, 2012, respectively	281	281
Additional paid-in capital	274,986	272,725
Accumulated other comprehensive income	2,472	2,500
Accumulated deficit	(133,813)	(143,651)

Total stockholders’ equity	143,926	131,855

Total liabilities and stockholders’ equity	$186,815	$172,315

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2013	2012
Net revenue	$60,211	$38,280
Cost of sales	41,753	32,518

Gross profit	18,458	5,762
Operating expenses:
Product development	4,261	4,631
Selling, general and administrative	8,867	7,627
Equity in net loss of joint ventures	443	456

Total operating expenses	13,571	12,714
Termination fee	5,000	—

Income (loss) from operations	9,887	(6,952)
Interest income and other	16	78
Interest expense	(65)	(1,415)

Income (loss) before income taxes	9,838	(8,289)
Provision for income taxes	—	—

Net income (loss)	$9,838	$(8,289)

Net income (loss) per common share:
Basic	$0.35	$(0.30)
Diluted	$0.34	$(0.30)
Weighted-average of shares used to compute net income (loss) per common share:
Basic	28,135	27,915
Diluted	28,746	27,915

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Net income (loss)	$9,838	$(8,289)
Other comprehensive income, net of tax
Foreign currency translation adjustments	31	225
Unrealized gains on available for sale securities	(59)	113

Total other comprehensive (loss) income, net of tax	(28)	338

Comprehensive income (loss)	$9,810	$(7,951)

See accompanying notes to condensed consolidated financial statements

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$9,838	$(8,289)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,274	1,633
Stock-based compensation	2,077	1,285
Equity in net loss of joint ventures	443	456
Dividends from unconsolidated joint ventures	926	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,233)	4,918
Inventories	(2,667)	(711)
Prepaid expenses and other current assets	(247)	(1,690)
Due from related party	(3,292)	483
Accounts payable and other accrued liabilities	2,780	(21,217)

Net cash provided by (used in) operating activities	6,899	(23,132)

Cash flows from investing activities
Capital expenditures	(92)	(7)
Return of principal balance of restricted cash	—	23
Investments in unconsolidated joint ventures	(11)	(51)
Return of capital from unconsolidated joint venture	—	228
Purchases of investments	(99,648)	(67,401)
Sale of investments	93,200	99,602
Purchase of product rights	(100)	(1,360)

Net cash (used in) provided by investing activities	(6,651)	31,034

Cash flows from financing activities
Reduction in short-term notes payable	—	(24,867)
Repayment of long-term debt	—	(12,273)
Proceeds from issuance of common stock, net of issuance costs	183	90
Payment of deferred financing costs	—	(774)

Net cash provided by (used in) financing activities	183	(37,824)

Net increase (decrease) in cash and cash equivalents	431	(29,922)
Cash and cash equivalents, at beginning of period	27,687	52,203

Cash and cash equivalents, at end of period	$28,118	$22,281

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

The condensed consolidated financial statements include Sagent as well as our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. We account for our investments in Kanghong Sagent (Chengdu) Pharmaceutical Corporation Limited (“KSCP”) and in Sagent Agila LLC using the equity method of accounting, as our interest in each entity provides for joint financial and operational control. Operating results of our KSCP equity method investment are reported on a one-month lag.

You should read these statements in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2012, included in our most recent Annual Report on Form 10-K filed with the SEC on March 18, 2013.

Note 2. Investments:

Our investments at March 31, 2013 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and cash equivalents	Short term investments
Assets
Cash	$16,502	$—	$—	$16,502	$16,502	$—
Money market funds	11,616	—	—	11,616	11,616	—
Commercial paper	11,099	—	(3)	11,096	—	11,096
Corporate bonds and notes	31,809	3	(47)	31,765	—	31,765

	$71,026	$3	$(50)	$70,979	$28,118	$42,861

Investments with continuous unrealized losses for less than twelve months and their related fair values were as follows:

	Fair value	Unrealized losses
Commercial paper	$11,096	$(3)
Corporate bonds and notes	23,868	(47)

	$34,964	$(50)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Because we do not currently intend to sell these investments, and it is not more likely than not that we will be required to sell our investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2013.

The original cost and estimated current fair value of our fixed-income securities are set forth below.

	Cost basis	Estimated fair value
Due in one year or less	$25,498	$25,488
Due between one and five years	17,410	17,373

	$42,908	$42,861

Note 3. Inventories:

Inventories at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013			December 31, 2012
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory
Finished goods	$48,809	$1,641	$50,450	$46,410	$1,437	$47,847
Raw materials	2,354	—	2,354	1,280	—	1,280
Inventory reserve	(3,031)	—	(3,031)	(2,021)	—	(2,021)

	$48,132	$1,641	$49,773	$45,669	$1,437	$47,106

Note 4. Intangible assets, net:

Intangible assets at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$3,256	$(1,667)	$1,589	$3,156	$(1,541)	$1,615
Product development rights	1,382	—	1,382	2,662	—	2,662

	$4,638	$(1,667)	$2,971	$5,818	$(1,541)	$4,277

Movements in intangible assets were due to the following:

	Product licensing rights	Product development rights
December 31, 2012	$1,615	$2,662
Purchase of product rights	100	—
Amortization of product rights	(126)	(1,280)

March 31, 2013	$1,589	$1,382

The weighted-average period prior to the next extension or renewal for the 18 products comprising our product licensing rights intangible asset was 62 months at March 31, 2013.

We currently estimate amortization expense over each of the next five years as follows:

Amortization expense
For the year ending:
March 31, 2014	$1,793
March 31, 2015	340
March 31, 2016	158
March 31, 2017	120
March 31, 2018	110

Note 5. Investment in Sagent Agila:

Changes in our investment in Sagent Agila during the three months ended March 31, 2013 were as follows:

Investment in Sagent Agila at January 1, 2013	$2,161
Equity in net income of Sagent Agila	541
Dividend paid	(926)

Investment in Sagent Agila at March 31, 2013	$1,776

Condensed statement of operations information of Sagent Agila is presented below.

	Three months ended March 31,
Condensed statement of operations information	2013	2012
Net revenues	$5,629	$5,690
Gross profit	1,444	1,446
Net income	1,083	1,256

Note 6. Investment in KSCP:

Changes in our investment in KSCP during the three months ended March 31, 2013 were as follows:

Investment in KSCP at January 1, 2013	$17,461
Equity in net loss of KSCP	(984)
Currency translation adjustment	31
Investments in KSCP	11

Investment in KSCP at March 31, 2013	$16,519

Condensed statement of operations information of KSCP is presented below.

	Three months ended March 31,
Condensed statement of operations information	2013	2012
Net revenues	$—	$—
Gross profit	—	—
Net loss	(1,799)	(1,459)

Note 7. Accrued liabilities:

Accrued liabilities at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Payroll and employee benefits	$2,460	$1,211
Sales and marketing	5,501	5,649
Other accrued liabilities	455	509

	$8,416	$7,369

Note 8. Fair value measurements:

Assets measured at fair value on a recurring basis as of March 31, 2013 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$11,616	$11,616	$—	$—

Corporate bonds and notes	31,765	—	31,765	—
Commercial paper	11,096	—	11,096	—

Short-term investments	$42,861	$—	$42,861	$—

Total assets	$54,477	$11,616	$42,861	$—

The fair value of our Level 2 investments is based on a combination of quoted market prices of similar securities and matrix pricing provided by third-party pricing services utilizing securities of similar quality and maturity.

Assets measured at fair value on a recurring basis as of December 31, 2012 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$18,141	$18,141	$—	$—

Corporate bonds and notes	13,358	—	13,358	—
Commercial paper	23,247	—	23,247	—

Short-term investments	$36,605	$—	$36,605	$—

Total assets	$54,746	$18,141	$36,605	$—

There were no transfers of assets between Level 1 and Level 2 during the periods presented.

Note 9. Accumulated other comprehensive income:

Accumulated other comprehensive income at March 31, 2013 and December 31, 2012 is comprised of the following:

	March 31, 2013	December 31, 2012
Currency translation adjustment, net of tax	$2,519	$2,488
Unrealized (losses) gains on available for sale securities, net of tax	(47)	12

Total accumulated other comprehensive income	$2,472	$2,500

Note 10. Earnings per share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, 735,843 and 2,451,290 common share equivalents, comprised of restricted stock and unexercised stock options, have been excluded from the calculation of diluted earnings per share for the periods ended March 31, 2013 and 2012, respectively.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Basic and dilutive numerator:
Net income (loss), as reported	$9,838	$(8,289)

Denominator:
Weighted-average common shares outstanding - basic (in thousands)	28,135	27,915
Net effect of dilutive securities:
Stock options and restricted stock	611	—

Weighted-average common shares outstanding - diluted (in thousands)	28,746	27,915

Net income (loss) per common share (basic)	$0.35	$(0.30)

Net income (loss) per common share (diluted)	$0.34	$(0.30)

Note 11. Stock-based compensation:

We granted 370,024 stock options, 12,156 restricted stock units and 41,702 restricted stock awards during the three months ended March 31, 2013. We granted 192,850 stock options, 13,608 restricted stock units and 34,050 restricted stock awards during the three months ended March 31, 2012. There were 25,043 and 19,391 stock options exercised during the three months ended March 31, 2013 and 2012, respectively, with an aggregate intrinsic value of $236 and $344, respectively.

Note 12. Net revenue by product:

Net revenue by product line is as follows:

	Three months ended March 31,
	2013	2012
Therapeutic class:
Anti-infective	$22,179	$17,247
Critical care	19,088	17,511
Oncology	18,944	3,522

	$60,211	$38,280

Note 13. Related party transactions:

As of March 31, 2013 and December 31, 2012, respectively, we had a receivable of $2,540 and $1,404 from Sagent Agila LLC, which is expected to offset future profit-sharing payments. As of March 31, 2013 and December 31, 2012, respectively, we had a payable of $5,566 and $7,026 to Sagent Agila LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements. During the three months ended March 31, 2013, Sagent Agila LLC distributed $1,852 of profit sharing receipts to its joint venture partners.

In March 2013, we committed to funding cash shortfalls of our KSCP joint venture through September 30, 2013 while discussions occur between the two joint venture partners on the long-term strategic direction of the facility. As of March 31, 2013, we had a receivable of $2,190 from KSCP for the acquisition of certain raw material inventory on behalf of KSCP and a prepayment of certain finished goods inventory.

Note 14. Actavis contract termination

In March 2013, we agreed with Actavis, LLC (“Actavis”), a contract manufacturer of the Company, to terminate our development, manufacturing and supply agreement, effective December 31, 2014. As consideration for the termination of the agreement, we will receive a greater percentage of the net profit from sales of products during the remaining term of the agreement and a one-time, non-refundable payment of $5,000, which is not subject to future performance. These proceeds are included in Termination fee in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2013.

Note 15. Commitments and contingencies:

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

Zoledronic Acid (Generic versions of Zometa® and Reclast®).

On February 20, 2013, Novartis Pharmaceuticals Corporation (“Novartis”) sued the Company and several other defendants in the United States District Court for the District of New Jersey, alleging, among other things, that sales of the Company’s (i) zoledronic acid premix bag (4mg/100ml), a generic version of Novartis’ Zometa® ready to use bottle would infringe U.S. Patent No. 7,932,241 (the “241 Patent”) and U.S. Patent No. 8,324,189 (the “189 Patent”) and (ii) zoledronic acid premix bag (5mg/100ml), a generic version of Novartis’ Reclast® ready to use bottle would infringe U.S. Patent No. 8,052,987 and the 241 Patent (Novartis Pharmaceuticals Corporation v. Actavis, LLC, et. al., Case No. 13-cv-1028). The suit, which also named Actavis as a defendant, alleged, among other things, that the sale of Actavis’ zoledronc acid vial (4mg/5ml), a generic version of Novartis’ Zometa® vial would infringe the 189 Patent. On March 1, 2013, the District Court denied Novartis’ request for a temporary restraining order against the Company and the other defendants, including Actavis. On March 6, 2013, the Company, began selling Actavis’ zoledronic acid vial, the generic version of Zometa®. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell Actavis’ zoledronic acid vial, the generic version of Zometa®. Therefore, an adverse final determination that one of the patents is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Note 16. Subsequent events:

On April 30, 2013, we entered into a Share Purchase Agreement with Chengdu Kanghong Pharmaceuticals (Group) Co. Ltd. (“Kanghong”) pursuant to which we agreed to acquire Kanghong’s 50% interest in KSCP in exchange for $25 million, payable in installments through September 2015. The acquisition is subject to customary closing conditions, including certain regulatory approvals. Upon completion of the acquisition, KSCP will become a wholly-owned subsidiary, and KSCP’s assets and liabilities, as well as its financial results, will be reported on a consolidated basis, rather than using the equity method of accounting to report our share of KSCP’s net income or net loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and with our audited financial statements and the notes found in our most recent Annual Report on Form 10-K filed with the SEC on March 18, 2013. Unless otherwise noted, all dollar amounts are in thousands.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “could have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. In addition, this report contains forward-looking statements regarding the adequacy of our current cash balances to fund our ongoing operations; our utilization of our net operating loss carryforwards; and our ability to meet our obligations under our Revolving Credit Facility with Silicon Valley Bank.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, and the cautionary statements set forth below, as well as elsewhere in this Quarterly Report on Form 10-Q, and those contained in Item 1A under the heading “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 18, 2013, identify important factors that could cause actual results to differ materially from those indicated by our forward-looking statements. Such factors, include, but are not limited to:

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

•

changes in the regulations, enforcement procedures or regulatory policies established by the FDA and other regulatory agencies are expected to increase the costs and time of development of our products and could delay or prevent sales of our products and our revenues could decline and our profitability could be delayed or otherwise negatively impacted;

•

three of our products, heparin, levofloxacin in pre-mix bags, and zoledronic acid 4mg vials, each of which is supplied to us by a single vendor, represent a significant portion of our net revenues and, if the volume or pricing of any of these products declines, or we are unable to satisfy market demand for any of these products, such event could have a material adverse effect on our business, financial position and results of operations;

•

we participate in highly competitive markets, dominated by a few large competitors, and if we are unable to compete successfully, our revenues could decline and our profitability could be delayed or otherwise negatively impacted;

•	if we are unable to maintain our group purchasing organizations and distributor relationships, our revenues could decline and future profitability could be delayed or otherwise negatively impacted;

•	we rely on a limited number of pharmaceutical wholesalers to distribute our products;

•	we depend to a significant degree upon our key personnel, the loss of whom could adversely affect our operations;

•	we may be exposed to product liability claims that could cause us to incur significant costs or cease selling some of our products;

•	our products may infringe the intellectual property rights of third parties, and we may incur substantial liabilities and may be unable to commercialize products in a profitable manner or at all;

•	if reimbursement by government-sponsored or private sector insurance programs for our current or future products is reduced or modified, our business could suffer;

•	current and future decline of national and international economic conditions could adversely affect our operations;

•

we are subject to risks associated with managing our international network of collaborations, which include business partners and other suppliers of components, API and finished products throughout the world;

•	we may be unable to consummate our pending acquisition of our joint venture partner’s interest in our KSCP joint venture in China;

•	we may never realize the expected benefits from our investment in our KSCP joint venture in China and may be required to make additional capital investments in KSCP to continue its operations; and

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

	Three months ended March 31,				% of net revenue, three months ended March 31,
	2013	2012	$ Change	% Change	2013	2012	% Change
Adjusted Gross Profit	$19,180	$6,485	$12,695	196%	31.9%	16.9%	15.0%
Sagent portion of gross profit earned by Sagent Agila joint venture	722	723	(1)	-0%	1.2%	1.9%	-0.7%

Gross Profit	$18,458	$5,762	$12,696	220%	30.7%	15.1%	15.6%

EBITDA and Adjusted EBITDA

We use the non-GAAP financial measures “EBITDA” and “Adjusted EBITDA” and corresponding growth ratios. We define EBITDA as net income (loss) less interest expense, net of interest income, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as net loss less interest expense, net of interest income, provision for income taxes, depreciation and amortization, stock-based compensation expense and the equity in net loss of our KSCP joint venture. We believe that EBITDA and Adjusted EBITDA are relevant and useful supplemental information for our investors. Our management believes that the presentation of these non-GAAP financial measures, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measures, provides a more complete understanding of the factors and trends affecting Sagent than could be obtained absent these disclosures. Management uses EBITDA, Adjusted EBITDA and corresponding ratios to make operating and strategic decisions and evaluate our performance. We have disclosed these non-GAAP financial measures so that our investors have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that EBITDA and Adjusted EBITDA are useful supplemental tools to evaluate the underlying operating performance of the company on an ongoing basis. The limitation of these measures is that they exclude items that have an impact on net income (loss). The best way that these limitations can be addressed is by using EBITDA and Adjusted EBITDA in combination with our GAAP reported net income (loss). Because EBITDA and Adjusted EBITDA calculations may vary among other companies, the EBITDA and Adjusted EBITDA figures presented below may not be comparable to similarly titled measures used by other companies. Our use of EBITDA and Adjusted EBITDA is not meant to and should not be considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the following tables reconciling EBITDA and Adjusted EBITDA to our GAAP reported net income (loss) for the periods presented (dollars in thousands).

	Three months ended March 31,
	2013	2012	$ Change	% Change
Adjusted EBITDA	$14,201	$(3,317)	$17,518	528%
Stock-based compensation expense	2,077	1,285	792	62%
Equity in net loss of KSCP joint venture	984	1,084	(100)	-9%

EBITDA	$11,140	$(5,686)	$16,826	296%

Depreciation and amortization expense[1]	1,253	1,188	65	5%
Interest expense, net	49	1,415	(1,366)	-97%
Provision for income taxes	—	—	—	0%

Net income (loss)	$9,838	$(8,289)	$18,127	219%

[1]

Amortization expense excludes $21 and $445 of amortization in the three months ended March 31, 2013 and 2012, respectively, related to deferred financing fees, which is included within interest expense and other in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012.

Discussion and Analysis

Consolidated results of operations

The following compares our consolidated results of operations for the three months ended March 31, 2013 with those of the three months ended March 31, 2012:

	Three months ended March 31,
	2013	2012	$ change	% change
Net revenue	$60,211	$38,280	$21,931	57%
Cost of sales	41,753	32,518	9,235	28%

Gross profit	18,458	5,762	12,696	220%
Gross profit as % of net revenues	30.7%	15.1%
Operating expenses:
Product development	4,261	4,631	(370)	-8%
Selling, general and administrative	8,867	7,627	1,240	16%
Equity in net loss of joint ventures	443	456	(13)	-3%

Total operating expenses	13,571	12,714	857	7%

Termination fee	5,000	—	5,000	n/m
Income (loss) from operations	9,887	(6,952)	16,839	242%
Interest income and other	16	78	(62)	-79%
Interest expense	(65)	(1,415)	1,350	95%

Income (loss) before income taxes	9,838	(8,289)	18,127	219%
Provision for income taxes	—	—	—	—

Net income (loss)	$9,838	$(8,289)	$18,127	219%

Net income (loss) per common share:
Basic	$0.35	$(0.30)	$0.65	217%
Diluted	$0.34	$(0.30)	$0.64	213%

Net revenue: Net revenue for the three months ended March 31, 2013 totaled $60.2 million, an increase of $21.9 million, or 57%, as compared to $38.3 million for the three months ended March 31, 2012. The launch of 32 new codes or presentations of 16 products since March 31, 2012, including zoledronic acid at market formation, contributed $21.3 million of the net revenue increase in the first quarter of 2013. Net revenue for products launched prior to March 31, 2012 increased $0.7 million, or 2%, to $38.9 million in the first quarter of 2013 due to increased volumes, especially on our levofloxacin products, partially offset by lower pricing and the prior year sale of certain short-dated heparin inventories.

Cost of sales: Cost of goods sold for the three months ended March 31, 2013 totaled $41.8 million, an increase of $9.2 million, or 28%, as compared to $32.5 million for the three months ended March 31, 2012. Gross profit as a percentage of net revenues was 30.7% for the three months ended March 31, 2013 compared to 15.1% for the three months ended March 31, 2012. Adjusted Gross Profit as a percentage of net revenue was 31.9% for the three months ended March 31, 2013, and 16.9% for the three months ended March 31, 2012. The increase in both gross profit and Adjusted Gross Profit is primarily due to the introduction of higher margin products, in the past twelve months, particularly zoledronic acid at market formulation in March 2013.

Product development: Product development expense for the three months ended March 31, 2013 totaled $4.3 million, a decrease of $0.4 million, or 8%, as compared to $4.6 million for the three months ended March 31, 2012. The decrease in product development expense was primarily due to the timing of milestone payments and FDA filing fees related to our development programs.

As of March 31, 2013, our new product pipeline included 39 products represented by 65 ANDAs which we had filed, or licensed rights to, that were under review by the FDA and three products represented by six ANDAs that have been recently approved and were pending commercial launch. We expect to launch more than half of these new products by the end of 2014. Also, we had an additional 15 products represented by 27 ANDAs under initial development at March 31, 2013.

Selling, general and administrative: Selling, general and administrative expenses for the three months ended March 31, 2013, totaled $8.9 million, an increase of $1.2 million, or 16%, as compared to $7.6 million for the three months ended March 31, 2012. The increase in selling, general and administrative expense was primarily due to increases in non-cash stock compensation expense. Selling, general and administrative expense as a percentage of net revenue was 15% and 20% for the three months ended March 31, 2013 and 2012, respectively.

Equity in net loss of joint ventures: Equity in net loss of joint ventures for the three months ended March 31, 2013 totaled $0.4 million, a decrease of less than $0.1 million, or 3%, as compared to $0.5 million for the three months ended March 31, 2012. Included in this amount are the following (in thousands of dollars).

	Three Months Ended March 31,
	2013	2012
Sagent Agila LLC – Earnings directly related to the sale of product	$(722)	$(723)
Sagent Agila LLC – Product development costs	181	95
KSCP – net loss	984	1,084

Equity in net loss of joint ventures	$443	$456

Termination fee: Termination fee for 2013 represents the $5.0 million one-time termination fee received in connection with the amendment of the company’s Manufacturing and Supply Agreement with Actavis.

Interest expense: Interest expense for the three months ended March 31, 2013 totaled $0.1 million, a decrease of $1.3 million, or 95%, as compared to $1.4 million for the three months ended March 31, 2012. The decrease was principally due to $1.1 million of deferred financing costs incurred in connection with the early termination and partial extinguishment of our former senior secured revolving and term loan credit facilities in February 2012.

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

Net income (loss) and diluted net earnings (loss) per common share: The net income for the three months ended March 31, 2013 of $9.8 million increased by $18.1 million, or 219%, from the $8.3 million net loss for the three months ended March 31, 2012. Diluted net earnings (loss) per common share increased by $0.64, or 213%. The increase in diluted net earnings (loss) per common share is due to the following factors:

Diluted EPS for the three months ended March 31, 2012	$(0.30)
Increase in operations	0.63
Increase in common shares outstanding	0.01

Diluted EPS for the three months ended March 31, 2013	$0.34

Liquidity and Capital Resources

Funding Requirements

Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, launching the 42 products that are represented by our 71 ANDAs that have been recently approved and are pending commercial launch or are pending approval by the FDA as of March 31, 2013, successfully identifying and sourcing other new product opportunities, and business acquisition activity.

Based on our existing business plan, we expect that cash, cash equivalents and short-term investments of approximately $71.0 million as of March 31, 2013, together with borrowings available under our revolving loan facility, will be sufficient to fund our planned operations, including the continued development of our product pipeline and the acquisition of our joint venture partner’s interest in KSCP, for at least the next 12 months. However, we may require additional funds in the event that we change our business plan, pursue additional strategic transactions, including the acquisition of businesses or products, or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment or the loss of key relationships with suppliers, group purchasing organizations or end-user customers.

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

Cash Flows

Overview

On March 31, 2013, cash and cash equivalents on hand totaled $28.1 million. Short-term investments, generally investment grade commercial paper or corporate debt securities with a remaining term of two years or less, totaled $42.9 million. Working capital totaled $121.5 million and our current ratio (current assets to current liabilities) was approximately 3.8 to 1.0.

Sources and Uses of Cash

Operating activities: Net cash provided by operating activities was $6.9 million for the three months ended March 31, 2013, compared with net cash used in operating activities of $23.1 million during the three months ended March 31, 2012. The increase in cash provided by operations was primarily due to the $18.1 million increase in earnings and the reduction of cash used to repay accounts payables and other accrued liabilities in the three months ended March 31, 2013, as we had used $21.2 million in the three months ended March 31, 2012 to reduce our outstanding accounts payable.

Investing activities: Net cash used in investing activities was $6.7 million for the three months ended March 31, 2013, compared to net cash provided by investing activities of $31.0 million during the three months ended March 31, 2012. The change in cash flows from investing activities in the three months ended March 31, 2013 relates primarily to the net change in our short-term investments. We generated $32.2 million of proceeds from short-term investments to repay in full all amounts due under our former term loan and senior secured revolving credit facilities in the three months ended March 31, 2012.

Financing activities: Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2013, related to proceeds from stock option exercises. Net cash used in financing activities was $37.8 million for the three months ended March 31, 2012, primarily related to the repayment in full of all outstanding amounts due under our former term loan and senior secured revolving credit facilities.

Asset based revolving loan facility

On February 13, 2012, we entered into a Loan and Security Agreement, with Silicon Valley Bank (the “SVB Agreement”). The SVB Agreement provides for a $40.0 million asset based revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable and inventory and the satisfaction of conditions precedent specified in the SVB Agreement. The SVB Agreement matures on February 13, 2016, at which time all outstanding amounts will become due and payable. Borrowings under the SVB Agreement may be used for general corporate purposes, including funding working capital. Amounts drawn bear an interest rate equal to, at our option, either a Eurodollar rate plus 2.50% per annum or an alternative base rate plus 1.50% per annum. We also pay a commitment fee on undrawn amounts equal to 0.30% per annum. During the continuance of an event of default, at Silicon Valley Bank’s option, all obligations will bear interest at a rate per annum equal to 5.00% per annum above the otherwise applicable rate.

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

As of March 31, 2013, there were no borrowings outstanding under our Silicon Valley Bank revolving loan facility, and we were in compliance with all covenants under this loan agreement.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

As of March 31, 2013, there were no material changes to the contractual obligations information provided in our Annual Report on Form 10-K, filed with the SEC on March 18, 2013.

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

For a discussion of critical accounting policies affecting us, see the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and under Note 1 to our consolidated financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on March 18, 2013.

There have been no other material changes to the Company’s critical accounting policies and estimates since December 31, 2012.

New Accounting Guidance

There are currently no new accounting pronouncements that will impact the Company.

Contingencies

See Note 15. Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our market risks relate primarily to changes in interest rates. Our SVB revolving loan facility bears floating interest rates that are tied to LIBOR and an alternate base rate, and therefore, our statements of operations and our cash flows will be exposed to changes in interest rates. As we had no borrowings outstanding at March 31, 2013, there is no impact related to potential changes in the LIBOR rate on our interest expense at March 31, 2013. We historically have not engaged in interest rate hedging activities related to our interest rate risk.

At March 31, 2013, we had cash and cash equivalents and short-term investments of $28.1 million and $42.9 million, respectively. Our cash and cash equivalents are held primarily in cash and money market funds, and our short-term investments are held primarily in corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (a) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting.

Management, together with our Chief Executive Officer and our Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2013. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we are subject to claims and litigation arising in the ordinary course of business. At this time, there are no proceedings of which management is aware that are expected to have a material adverse effect on our consolidated financial position or results of operations.

Zoledronic Acid (Generic versions of Zometa® and Reclast®). On February 20, 2013, Novartis Pharmaceuticals Corporation (“Novartis”) sued the Company and several other defendants in the United States District Court for the District of New Jersey, alleging, among other things, that sales of the Company’s (i) zoledronic acid premix bag (4mg/100ml), a generic version of Novartis’ Zometa® ready to use bottle would infringe U.S. Patent No. 7,932,241 (the “241 Patent”) and U.S. Patent No. 8,324,189 (the “189 Patent”) and (ii) zoledronic acid premix bag (5mg/100ml), a generic version of Novartis’ Reclast® ready to use bottle would infringe U.S. Patent No. 8,052,987 and the 241 Patent (Novartis Pharmaceuticals Corporation v. Actavis, LLC, et. al., Case No. 13-cv-1028). The suit, which also named Actavis as a defendant, alleged, among other things, that the sale of Actavis’ zoledronc acid vial (4mg/5ml), a generic version of Novartis’ Zometa® vial would infringe the 189 Patent. On March 1, 2013, the District Court denied Novartis’ request for a temporary restraining order against the Company and the other defendants, including Actavis. On March 6, 2013, the Company, began selling Actavis’ zoledronic acid vial, the generic version of Zometa®. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell Actavis’ zoledronic acid vial, the generic version of Zometa®. Therefore, an adverse final determination that one of the patents is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Item 1A.	Risk Factors.

There were no material changes during the three months ended March 31, 2013 to the risk factors previously disclosed under Item 1A entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 18, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities during the Quarter ended March 31, 2013

There are currently no share repurchase programs authorized by our Board of Directors.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

10.1*	Employment Agreement, dated as of March 25, 2013, by and between Sagent Pharmaceuticals, Inc. and James M. Hussey.

10.2*	Offer Letter, dated March 12, 2013, by and between Sagent Pharmaceuticals, Inc. and James M. Hussey.

10.3	Share Purchase Agreement, dated April 30, 2013, by and between Sagent Pharmaceuticals, Inc. and Chengdu Kanghong Pharmaceuticals (Group) Co. Ltd. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 6, 2013.)

10.4	Share Pledge Agreement, dated April 30, 2013, by and between Sagent Pharmaceuticals, Inc. and Chengdu Kanghong Pharmaceuticals (Group) Co. Ltd. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed May 6, 2013.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	The following materials from Sagent’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and (vi) document and entity information.

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 133, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT PHARMACEUTICALS INC.

/s/ Jonathon M. Singer
Jonathon M. Singer Executive Vice President and Chief Financial Officer May 6, 2013