Form 10-Q
period 2013-06-30
Sagent Pharmaceuticals, Inc.
filed 2013-08-06
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At July 31, 2013, there were 28,199,449 shares of the registrant’s common stock outstanding.

Sagent Pharmaceuticals, Inc.

In this report, “Sagent,” “we,” “us” and “our” refers to Sagent Pharmaceuticals, Inc. and subsidiaries, and “Common Stock” refers to Sagent’s common stock.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,994	$27,687
Short-term investments	39,303	36,605
Accounts receivable, net of chargebacks and other deductions	18,663	31,609
Inventories, net	54,746	47,106
Due from related party	2,954	1,440
Prepaid expenses and other current assets	5,664	2,821

Total current assets	165,324	147,268
Property, plant, and equipment, net	57,421	780
Investment in joint ventures	2,016	19,622
Goodwill	6,038	—
Intangible assets, net	3,119	4,277
Other assets	324	368

Total assets	$234,242	$172,315

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,517	$21,813
Due to related party	3,406	7,026
Accrued profit sharing	7,411	4,246
Accrued liabilities	8,265	7,369
Current portion of deferred purchase consideration	2,442	—
Current portion of long-term debt	4,855	—

Total current liabilities	50,896	40,454
Long term liabilities:
Long-term portion of deferred purchase consideration	11,439	—
Long-term debt	14,240	—
Other long-term liabilities	1,624	6

Total liabilities	78,199	40,460
Stockholders’ equity:
Common stock—$0.01 par value, 100,000,000 authorized and 28,192,824 and 28,116,489 outstanding at June 30, 2013 and December 31, 2012, respectively	282	281
Additional paid-in capital	276,284	272,725
Accumulated other comprehensive (loss) income	(80)	2,500
Accumulated deficit	(120,443)	(143,651)

Total stockholders’ equity	156,043	131,855

Total liabilities and stockholders’ equity	$234,242	$172,315

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net revenue	$59,591	$42,680	$119,802	$80,960
Cost of sales	36,373	36,174	78,126	68,692

Gross profit	23,218	6,506	41,676	12,268
Operating expenses:
Product development	4,480	4,058	8,741	8,689
Selling, general and administrative	8,080	7,293	16,947	14,920
Equity in net loss (income) of joint ventures	160	(105)	603	351

Total operating expenses	12,720	11,246	26,291	23,960

Termination fee	—	—	5,000	—
Gain on previously held equity interest	2,936	—	2,936	—

Income (loss) from operations	13,434	(4,740)	23,321	(11,692)
Interest income and other	34	72	50	150
Interest expense	(98)	(48)	(163)	(1,463)

Income (loss) before income taxes	13,370	(4,716)	23,208	(13,005)
Provision for income taxes	—	—	—	—

Net income (loss)	$13,370	$(4,716)	$23,208	$(13,005)

Net income (loss) per common share:
Basic	$0.47	$(0.17)	$0.82	$(0.47)
Diluted	$0.46	$(0.17)	$0.81	$(0.47)
Weighted-average of shares used to compute net income (loss) per common share:
Basic	28,163	27,936	28,149	27,925
Diluted	28,828	27,936	28,772	27,925

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$13,370	$(4,716)	$23,208	$(13,005)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	263	55	294	279
Reclassification of cumulative currency translation gain	(2,782)	—	(2,782)	—
Unrealized (losses) gains on available for sale securities	(33)	(9)	(92)	105

Total other comprehensive income (loss), net of tax	(2,552)	46	(2,580)	384

Comprehensive income (loss)	$10,818	$(4,670)	$20,628	$(12,621)

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$23,208	$(13,005)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,096	3,169
Stock-based compensation	3,157	2,656
Equity in net loss of joint ventures	603	351
Dividends from unconsolidated joint venture	1,367	563
Gain on previously held equity interest	(2,936)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	12,946	4,202
Inventories	(5,244)	(4,342)
Prepaid expenses and other current assets	(2,647)	(1,719)
Due from related party	(6,234)	319
Accounts payable and other accrued liabilities	974	(11,874)

Net cash provided by (used in) operating activities	27,290	(19,680)

Cash flows from investing activities
Capital expenditures	(111)	(24)
Acquisition of business, net of cash acquired	(7,296)	—
Return of principal balance of restricted cash	—	23
Investments in unconsolidated joint ventures	(19)	(242)
Purchases of investments	(125,968)	(86,285)
Sale of investments	122,875	116,653
Purchase of product rights	(818)	(1,643)

Net cash (used in) provided by investing activities	(11,337)	28,482

Cash flows from financing activities
Reduction in short-term notes payable	—	(24,867)
Repayment of long-term debt	—	(12,273)
Proceeds from issuance of common stock, net of issuance costs	354	295
Payment of deferred financing costs	—	(874)

Net cash provided by (used in) financing activities	354	(37,719)

Net increase (decrease) in cash and cash equivalents	16,307	(28,917)
Cash and cash equivalents, at beginning of period	27,687	52,203

Cash and cash equivalents, at end of period	$43,994	$23,286

See accompanying notes to condensed consolidated financial statements.

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

We are organized as a single reportable segment comprised of operations which develop, source and market generic injectable products for sale in the United States, deriving a significant portion of our revenues from a single class of pharmaceutical wholesale customers in the United States.

The condensed consolidated financial statements include Sagent as well as our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. We account for our investment in Sagent Agila LLC (formerly Sagent Strides LLC) using the equity method of accounting, as our interest in the entity provides for joint financial and operational control.

On June 4, 2013, we acquired the remaining 50% equity interest in Kanghong Sagent (Chengdu) Pharmaceutical Co. Ltd., (“KSCP”) from our former joint venture partner, and accordingly, the condensed consolidated balance sheet as of June 30, 2013 includes KSCP as a wholly-owned subsidiary. Prior to the acquisition, we accounted for our investment in KSCP using the equity method of accounting, as our interest in the entity provided for joint financial and operational control. Operating results of KSCP, prior to the acquisition of the remaining 50% equity interest, are reported on a one-month lag.

You should read these statements in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed with the SEC on March 18, 2013.

Goodwill

Goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. We test goodwill for impairment at least annually on October 1.

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

Land and land improvements	Remaining term of Chinese land use right
Building and improvements	5 to 40 years or remaining term of leasehold
Machinery, equipment, furniture, and fixtures	3 to 10 years

Property, plant and equipment that is purchased or constructed which requires a period of time before the assets are ready for their intended use are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including installation costs and associated interest costs. Construction-in-progress is transferred to specific property, plant and equipment accounts and commences depreciation when these assets are ready for their intended use. The capitalization of interest costs commences when expenditures for the asset have been made, activities that are necessary to prepare the asset for its intended use are in progress and interest cost is being incurred. The capitalization period ends when the asset is substantially complete and ready for its intended use.

Note 2. Acquisition:

On April 30, 2013, we entered into a Share Purchase Agreement with Chengdu Kanghong Pharmaceuticals (Group) Co. Ltd. (“CKT”) to acquire CKT’s 50% equity interest in KSCP for $25,000, payable in installments through September 2015. The acquisition closed on June 4, 2013, following approval by the Chengdu Hi-Tech Industrial Development Zone Bureau of Investment Services. Concurrent with the closing of the acquisition, we paid $10,000 of the aggregate purchase consideration, and recorded a liability of $13,836 representing the fair value of our future payments as of the acquisition date to CKT under the terms of the Share Purchase Agreement. Concurrent with the execution of the Share Purchase Agreement, we entered into a Share Pledge Agreement with CKT pursuant to which we pledged a portion of the shares to be acquired as collateral securing our future installment payment obligations. Future installment payments are payable as follows:

(in thousands)
2013	$2,500
2014	3,500
2015	9,000

The acquisition was financed with cash and short term investments. The acquisition of KSCP provided us with full control of the KSCP manufacturing facility and will better serve our long term strategic goals, including a strategy of additional investment in product development and capacity expansion.

Upon obtaining the controlling interest, we remeasured the previously held equity interest in KSCP to fair value, resulting in a gain of $2,936 reported as gain on previously held equity interest in the condensed consolidated statements of operations. The gain includes $2,782 reclassified from accumulated other comprehensive income (loss), and previously recorded as currency translation adjustments. Both the gain on previously held equity interest and the fair value of the non-controlling interest in KSCP that we acquired were based on an asset approach valuation method. Acquisition related costs of $479 were included with product development expenses.

The acquisition date fair value transferred for the purchase of KSCP is as follows:

(in thousands)
Cash	$10,000
Present value of remaining purchase consideration	13,836
Previously held equity interest	15,949
Gain on remeasurement of previously held equity interest in KSCP	154

Total purchase consideration	$39,939

The estimated fair value of identifiable assets acquired and liabilities assumed for the KSCP acquisition is shown in the table below:

(in thousands)
Goodwill	$6,038
Acquired tangible assets, net of assumed liabilities	33,901

Total allocation of fair value	$39,939

The net tangible assets acquired consist primarily of cash of $2,704, inventory of $2,396, prepaid assets of $196, and property, plant and equipment of $56,654, net of assumed liabilities, primarily long term bank loans of $19,095 and accrued compensation and other liabilities of $8,954. We recorded goodwill of $6,038 due to KSCP’s workforce and the synergies anticipated by having control over the products and manufacturing at the KSCP facility. Goodwill will not be deductible for statutory tax purposes. We expect the determination of fair value to be finalized in 2013.

The following unaudited pro forma financial information reflects the consolidated results of operations of Sagent as if the acquisition of KSCP had taken place on January 1, 2012 and January 1, 2013. The pro forma information includes acquisition and integration expenses. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net revenues	$59,591	$42,680	$119,802	$80,960
Net income (loss)	11,529	(6,945)	19,559	(16,863)
Diluted income (loss) per common share	0.40	(0.25)	0.68	(0.60)

Note 3. Investments:

Our investments at June 30, 2013 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and cash equivalents	Short term investments
Assets
Cash	$28,674	$—	$—	$28,674	$28,674	$—
Money market funds	15,320	—	—	15,320	15,320	—
Commercial paper	14,599	—	(1)	14,598	—	14,598
Corporate bonds and notes	24,784	—	(79)	24,705	—	24,705

	$83,377	$—	$(80)	$83,297	$43,994	$39,303

Investments with continuous unrealized losses for less than twelve months and their related fair values at June 30, 2013 were as follows:

	Fair value	Unrealized losses
Commercial paper	$14,598	$(1)
Corporate bonds and notes	24,705	(79)

	$39,303	$(80)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Because we do not currently intend to sell these investments, and it is not more likely than not that we will be required to sell our investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2013.

The original cost and estimated current fair value of our fixed-income securities at June 30, 2013 are set forth below.

	Cost basis	Estimated fair value
Due in one year or less	$24,112	$24,101
Due between one and five years	15,271	15,202

	$39,383	$39,303

Note 4. Inventories:

Inventories at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013			December 31, 2012
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory
Finished goods	$51,343	$1,747	$53,090	$46,410	$1,437	$47,847
Raw materials	4,618	—	4,618	1,280	—	1,280
Inventory reserve	(1,525)	(1,437)	(2,962)	(2,021)	—	(2,021)

	$54,436	$310	$54,746	$45,669	$1,437	$47,106

During the second quarter, we recorded a $1,437 reserve for certain inventory that had been manufactured in advance of FDA approval, as we no longer believe the product will be launched prior to the expiry of the previously manufactured lots.

Note 5. Property, plant and equipment

Property, plant and equipment at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Land and land improvements	$2,205	$—
Buildings and improvements	1,188	103
Machinery, equipment, furniture and fixtures	4,824	1,764
Construction in process	50,415	—

	58,632	1,867
Less accumulated depreciation	(1,211)	(1,087)

	$57,421	$780

Depreciation expense was $60 and $124 for the three and six months ending June 30, 2013, respectively.

Note 6. Goodwill and Intangible assets, net:

We recorded goodwill of approximately $6,038 related to the acquisition of the remaining equity interest in KSCP. There were no reductions of goodwill relating to impairments.

Intangible assets at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$3,311	$(1,768)	$1,543	$3,156	$(1,541)	$1,615
Product development rights	1,576	—	1,576	2,662	—	2,662

	$4,887	$(1,768)	$3,119	$5,818	$(1,541)	$4,277

Movements in intangible assets were due to the following:

	Product licensing rights	Product development rights
December 31, 2012	$1,615	$2,662
Acquisition of product rights	155	661
Amortization of product rights	(227)	(1,747)

June 30, 2013	$1,543	$1,576

The weighted-average period prior to the next extension or renewal for the 16 products comprising our product licensing rights intangible asset was 49 months at June 30, 2013.

We currently estimate amortization expense over each of the next five years as follows:

For the year ending:	Amortization expense
June 30, 2014	$1,983
June 30, 2015	265
June 30, 2016	145
June 30, 2017	99
June 30, 2018	99

Note 7. Investment in Sagent Agila:

Changes in our investment in Sagent Agila during the six months ended June 30, 2013 were as follows:

Investment in Sagent Agila at January 1, 2013	$2,161
Equity in net income of Sagent Agila	1,222
Dividends paid	(1,367)

Investment in Sagent Agila at June 30, 2013	$2,016

Condensed statement of operations information of Sagent Agila is presented below.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Condensed statement of operations information
Net revenues	$5,083	$6,066	$10,712	$11,755
Gross profit	1,279	2,299	2,723	3,745
Net income	1,360	2,087	2,444	3,343

Note 8. Investment in KSCP:

Changes in our investment in KSCP during the six months ended June 30, 2013 were as follows:

Investment in KSCP at January 1, 2013	$17,461
Equity in net loss of KSCP	(1,825)
Currency translation adjustment	294
Investments in KSCP	19
Acquisition of remaining equity interest in KSCP	(15,949)

Investment in KSCP at June 30, 2013	$—

Condensed statement of operations information of KSCP for the period through our acquisition of the remaining 50% equity interest in KSCP is presented below.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Condensed statement of operations information
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss	(1,327)	(1,854)	(2,805)	(3,307)

Note 9. Debt:

KSCP had outstanding debt obligations with the Agricultural Bank of China at the time of our acquisition of the remaining 50% equity interest in KSCP. KSCP originally entered into two credit facilities in the amount of RMB 37,000 ($5,987) and RMB 83,000 ($13,431) in June 2011 and August 2010, respectively, each with a five year term. Both credit facilities are secured by the property, plant and equipment of our KSCP subsidiary. Amounts outstanding under the credit facilities bear an interest rate equal to the benchmark lending interest rate published by the People’s Bank of China. During the term of the loan, the rate is subject to adjustment every three months. As of the acquisition date, RMB 118,000 ($19,095) was outstanding under these credit facilities, at an interest rate of 6.00% per annum. As the interest rate resets on a quarterly basis, the fair value of our long-term debt approximates its carrying value. Repayment will be accelerated if the liabilities to assets ratio exceed 70% and 80% during the term of the RMB 37,000 and RMB 83,000 credit facilities, respectively, or if our KSCP subsidiary is unable to achieve 50% of its projected revenues when it commences commercial activities.

Principal payments due on the credit facility draws as of June 30, 2013 were as follows:

For the year ending:
June 30, 2014	$4,855
June 30, 2015	4,855
June 30, 2016	9,385

Note 10. Accrued liabilities:

Accrued liabilities at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Payroll and employee benefits	$2,793	$1,211
Sales and marketing	4,896	5,649
Other accrued liabilities	576	509

	$8,265	$7,369

Note 11. Fair value measurements:

Assets measured at fair value on a recurring basis as of June 30, 2013 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$15,320	$15,320	$—	$—

Corporate bonds and notes	24,705	—	24,705	—
Commercial paper	14,598	—	14,598	—

Short-term investments	$39,303	$—	$39,303	$—

Total assets	$54,623	$15,320	$39,303	$—

The fair value of our Level 2 investments is based on a combination of quoted market prices of similar securities and matrix pricing provided by third-party pricing services utilizing securities of similar quality and maturity.

Assets measured at fair value on a recurring basis as of December 31, 2012 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$18,141	$18,141	$—	$—

Corporate bonds and notes	13,358	—	13,358	—
Commercial paper	23,247	—	23,247	—

Short-term investments	$36,605	$—	$36,605	$—

Total assets	$54,746	$18,141	$36,605	$—

There were no transfers of assets between Level 1 and Level 2 during the periods presented.

Note 12. Accumulated other comprehensive (loss) income:

Accumulated other comprehensive income at June 30, 2013 and December 31, 2012 is comprised of the following:

	June 30, 2013	December 31, 2012
Currency translation adjustment, net of tax	$—	$2,488
Unrealized (losses) gains on available for sale securities, net of tax	(80)	12

Total accumulated other comprehensive (loss) income	$(80)	$2,500

The following table summarizes the changes in balances of each component of accumulated other comprehensive (loss) income, net of tax as of June 30, 2013.

	Currency translation adjustment	Unrealized gains (losses) on available for sale securities	Total
Balance as of December 31, 2012	$2,488	$12	$2,500

Other comprehensive income (loss) before reclassifications	294	(92)	202
Amounts reclassified from accumulated other comprehensive income (loss)	(2,782)	—	(2,782)

Net current-period other comprehensive loss	(2,488)	(92)	(2,580)

Balance as of June 30, 2013	$—	$(80)	$(80)

The table below presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the period ended June 30, 2013.

Type of reclassification	Amount reclassified from accumulated other comprehensive income	Affected line item in the condensed consolidated statement of operations
Currency translation adjustment – reclassification of cumulative currency translation gain	$2,782	Gain on previously held equity interest

Total reclassification for the three and six months ended June 30, 2013, net of tax	$2,782

Note 13. Earnings per share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, 1,234,369 and 2,384,603 common share equivalents, comprised of restricted stock and unexercised stock options, have been excluded from the calculation of diluted earnings per share for the periods ended June 30, 2013 and 2012, respectively.

The table below presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic and dilutive numerator:
Net income (loss), as reported	$13,370	$(4,716)	$23,208	$(13,005)

Denominator:
Weighted-average common shares outstanding—basic (in thousands)	28,163	27,936	28,149	27,925
Net effect of dilutive securities:
Stock options and restricted stock	665	—	623	—

Weighted-average common shares outstanding—diluted (in thousands)	28,828	27,936	28,772	27,925

Net income (loss) per common share (basic)	$0.47	$(0.17)	$0.82	$(0.47)

Net income (loss) per common share (diluted)	$0.46	$(0.17)	$0.81	$(0.47)

Note 14. Stock-based compensation:

We granted 5,150 and 375,174 stock options during the three and six months ended June 30, 2013, respectively, and granted 12,156 restricted stock units and 41,702 restricted stock awards during the six months ended June 30, 2013. We granted 4,100 and 245,528 stock options during the three and six months ended June 30, 2012, respectively. There were 41,615 and 66,658 stock options exercised during the three and six months ended June 30, 2013, respectively, with an aggregate intrinsic value of $500 and $736, respectively.

Note 15. Net revenue by product:

Net revenue by product line is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Therapeutic class:
Anti-infective	$19,717	$21,894	$41,895	$39,141
Critical care	13,670	15,477	32,744	32,988
Oncology	26,204	5,309	45,163	8,831

	$59,591	$42,680	$119,802	$80,960

Note 16. Related party transactions:

As of June 30, 2013 and December 31, 2012, respectively, we had a receivable of $2,954 and $1,404 from Sagent Agila LLC, which is expected to offset future profit-sharing payments. As of June 30, 2013 and December 31, 2012, respectively, we had a payable of $3,406 and $7,026 to Sagent Agila LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements. During the three and six months ended June 30, 2013, Sagent Agila LLC distributed $882 and $2,734, respectively, of profit sharing receipts to its joint venture partners. As the Sagent Agila joint venture had sufficient cumulative earnings at June 30, 2013, our share of the distribution for the six months ended June 30, 2013 has been treated as a dividend received in the condensed consolidated statements of cash flows.

Prior to our acquisition of the remaining 50% equity interest in KSCP, we had committed to funding cash shortfalls of the joint venture through September 30, 2013 while discussions occurred between the two joint venture partners on the long-term strategic direction of the facility. As of the acquisition date, we had a receivable of $4,884 from KSCP for the acquisition of certain raw material inventory on behalf of KSCP, a prepayment of certain finished goods inventory, and a working capital loan.

Note 17. Commitments and contingencies:

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

Zoledronic Acid (Generic versions of Zometa® and Reclast®).

On February 20, 2013, Novartis Pharmaceuticals Corporation (“Novartis”) sued the Company and several other defendants in the United States District Court for the District of New Jersey, alleging, among other things, that sales of the Company’s (i) zoledronic acid premix bag (4mg/100ml) supplied to the Company by ACS Dobfar Info S.A. (“Info”), a generic version of Novartis’ Zometa® ready to use bottle would infringe U.S. Patent No. 7,932,241 (the “241 Patent”) and U.S. Patent No. 8,324,189 (the “189 Patent”); (ii) zoledronic acid premix bag (5mg/100ml) also supplied ot us by Info, a generic version of Novartis’ Reclast® ready to use bottle would infringe U.S. Patent No. 8,052,987 and the 241 Patent (Novartis Pharmaceuticals Corporation v. Actavis, LLC, et. al., Case No. 13-cv-1028), and (iii) zoledronc acid vial (4mg/5ml), a generic version of Novartis’ Zometa® vial supplied to the Company by Actavis, would infringe the 189 Patent. On March 1, 2013, the District Court denied Novartis’ request for a temporary restraining order against the Company and the other defendants, including Actavis and Info. On March 6, 2013, the Company began selling Actavis’ zoledronic acid vial, the generic version of Zometa®. The Company believes it has substantial meritorious defenses to the case. The Company has sold and is continuing to sell Actavis’ zoledronic acid vial, and intends to sell Info’s zoledronic acid premix bag versions of Zometa® and Reclast® upon FDA approval of those products. Therefore, a final determination that one of the patents is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “could have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. In addition, this report contains forward-looking statements regarding the adequacy of our current cash balances to fund our ongoing operations; our utilization of our net operating loss carryforwards; and our ability to meet our obligations under our loan facilities at the Agricultural Bank of China.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, and the cautionary statements set forth below, as well as elsewhere in this Quarterly Report on Form 10-Q, and those contained in Item 1A under the heading “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 18, 2013, identify important factors that could cause actual results to differ materially from those indicated by our forward-looking statements. Such factors, include, but are not limited to:

•

we rely on our business partners for the manufacture of substantially all of our products, and if our business partners fail to supply us with high-quality active pharmaceutical ingredient (“API”) or finished products in the quantities we require on a timely basis, sales of our products could be delayed or prevented, and our revenues and margins could decline, which could have a material adverse effect on our business, financial condition and results of operations;

•

if we or any of our business partners are unable to comply with the quality and regulatory standards applicable to pharmaceutical drug manufacturers, or if approvals of pending applications are delayed as a result of quality or regulatory compliance concerns or merely backlogs at the US Food and Drug Administration (“FDA”), we may be unable to meet the demand for our products, may lose potential revenues and our business, financial position and results of operations could be materially adversely affected;

•

changes in the regulations, enforcement procedures or regulatory policies established by the FDA and other regulatory agencies are expected to increase the costs and time of development of our products and could delay or prevent sales of our products and our revenues could decline and our business, financial position and results of operations could be materially adversely affected;

•

three of our products, heparin, levofloxacin in pre-mix bags, and zoledronic acid vials, each of which is supplied to us by a single vendor, represent a significant portion of our net revenues and, if the volume or pricing of any of these products declines, or we are unable to satisfy forecasted demand for any of these products, such event could have a material adverse effect on our business, financial position and results of operations;

•

we participate in highly competitive markets, dominated by a few large competitors, and if we are unable to compete successfully, our revenues could decline and our business, financial condition and results of operations may be materially adversely affected;

•	if we are unable to maintain our group purchasing organization and distributor relationships, our revenues could decline and our results of operations could be negatively impacted;

•	we rely on a limited number of pharmaceutical wholesalers to distribute our products;

•	we depend to a significant degree upon our key personnel, the loss of whom could adversely affect our operations;

•	we may be exposed to product liability claims that could cause us to incur significant costs or cease selling some of our products;

•

our products may infringe the intellectual property rights of third parties, and if so we may incur substantial liabilities and may be unable to commercialize products in a profitable manner or at all;

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

•	we may never realize the expected benefits from our manufacturing facility in China and it will require substantial capital resources to reach its manufacturing potential and be profitable; and

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

In June 2013, we acquired the remaining 50% interest in KSCP from our former joint venture partner. Accordingly, KSCP is now a wholly-owned subsidiary and provides us with a dedicated, state-of-the-art manufacturing facility. Prior to the acquisition, we accounted for our investments in KSCP using the equity method of accounting, as our interest in the entity provided for joint financial and operational control. Operating results of KSCP, prior to the acquisition of the remaining 50% interest, are reported on a one-month lag.

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

	Three months ended June 30,				% of net revenue, three months ended June 30,
	2013	2012	$ Change	% Change	2013	2012	% Change
Adjusted Gross Profit	$23,857	$7,655	$16,202	212%	40.0%	17.9%	22.1%
Sagent portion of gross profit earned by Sagent Agila joint venture	639	1,149	(510)	-44%	1.1%	2.7%	-1.6%

Gross Profit	$23,218	$6,506	$16,712	257%	39.0%	15.2%	23.8%

	Six months ended June 30,				% of net revenue, six months ended June 30,
	2013	2012	$ Change	% Change	2013	2012	% Change
Adjusted Gross Profit	$43,037	$14,140	$28,897	204%	35.9%	17.5%	18.4%
Sagent portion of gross profit earned by Sagent Agila joint venture	1,361	1,872	(511)	-27%	1.1%	2.3%	-1.2%

Gross Profit	$41,676	$12,268	$29,408	240%	34.8%	15.2%	19.6%

EBITDA and Adjusted EBITDA

We use the non-GAAP financial measures “EBITDA” and “Adjusted EBITDA” and corresponding growth ratios. We define EBITDA as net income (loss) less interest expense, net of interest income, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as net income (loss) less interest expense, net of interest income, provision for income taxes, depreciation and amortization, stock-based compensation expense, the gain recorded on our previously held equity interest in KSCP in connection with the acquisition of the remaining 50% equity interest in KSCP and the equity in net loss of our KSCP joint venture prior to the acquisition. We believe that EBITDA and Adjusted EBITDA are relevant and useful supplemental information for our investors.

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

	Three months ended June 30,
	2013	2012	$ Change	% Change
Adjusted EBITDA	$13,219	$(912)	$14,131	1,549%
Stock-based compensation expense	1,080	1,371	(291)	-21%
Gain on previously-held equity interest[1]	(2,936)	—	(2,936)	n/m
Equity in net loss of KSCP joint venture	841	939	(98)	-10%

EBITDA	$14,234	$(3,222)	$17,456	542%

Depreciation and amortization expense[2]	800	1,518	(718)	-47%
Interest expense, net	64	(24)	88	367%
Provision for income taxes	—	—	—	—

Net income (loss)	$13,370	$(4,716)	$18,086	384%

	Six months ended June 30,
	2013	2012	$ Change	% Change
Adjusted EBITDA	$27,420	$(4,307)	$31,727	737%
Stock-based compensation expense	3,157	2,656	501	19%
Gain on previously-held equity interest	(2,936)	—	(2,936)	n/m
Equity in net loss of KSCP joint venture	1,825	2,023	(198)	-10%

EBITDA	$25,374	$(8,986)	$34,360	382%

Depreciation and amortization expense[2]	2,053	2,706	(653)	-24%
Interest expense, net	113	1,313	(1,200)	-91%
Provision for income taxes	—	—	—

Net income (loss)	$23,208	$(13,005)	$36,213	278%

[1]

Upon obtaining the controlling interest in KSCP, we remeasured the previously held equity interest in KSCP to fair value, resulting in a gain of $2,936 reported as gain on previously held equity interest in the condensed consolidated statements of operations. The gain includes $2,782 reclassified from accumulated other comprehensive income (loss), and previously recorded as currency translation adjustments.

[2]

Depreciation and amortization expense excludes $22 and $19 of amortization in the three months ended June 30, 2013 and 2012, respectively, and $43 and $463 in the six months ended June 30, 2013 and 2012, respectively, related to deferred financing fees, which is included within interest expense and other in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012.

Discussion and Analysis

Consolidated results of operations

The following compares our consolidated results of operations for the three months ended June 30, 2013 with those of the three months ended June 30, 2012:

	Three months ended June 30,
	2013	2012	$ change	% change
Net revenue	$59,591	$42,680	$16,911	40%
Cost of sales	36,373	36,174	199	1%

Gross profit	23,218	6,506	16,712	257%
Gross profit as % of net revenues	39.0%	15.2%
Operating expenses:
Product development	4,480	4,058	422	10%
Selling, general and administrative	8,080	7,293	787	11%
Equity in net loss (income) of joint ventures	160	(105)	265	252%

Total operating expenses	12,720	11,246	1,474	13%

Gain on previously held equity interest	2,936	—	2,936	n/m

Income (loss) from operations	13,434	(4,740)	18,174	383%
Interest income and other	34	72	(38)	-53%
Interest expense	(98)	(48)	(50)	104%

Income (loss) before income taxes	13,370	(4,716)	18,086	384%
Provision for income taxes	—	—	—	—

Net income (loss)	$13,370	$(4,716)	$18,086	384%

Net income (loss) per common share:
Basic	$0.47	$(0.17)	$0.64	376%
Diluted	$0.46	$(0.17)	$0.63	371%

Net revenue: Net revenue for the three months ended June 30, 2013 totaled $59.6 million, an increase of $16.9 million, or 40%, as compared to $42.7 million for the three months ended June 30, 2012. The launch of 29 new codes or presentations of 15 products since June 30, 2012, including zoledronic acid at market formation, contributed $24.9 million in revenue during the second quarter of 2013. Net revenue for products launched prior to June 30, 2012 decreased $8.0 million, or 19%, to $34.7 million in the second quarter of 2013 due primarily to lower volumes on certain products due primarily to reductions in demand driven by the abatement of market shortages and increased competitive pricing pressures.

Cost of sales: Cost of goods sold for the three months ended June 30, 2013 totaled $36.4 million, an increase of $0.2 million, or 1%, as compared to $36.2 million for the three months ended June 30, 2012. Gross profit as a percentage of net revenues was 39.0% for the three months ended June 30, 2013 compared to 15.2% for the three months ended June 30, 2012. Adjusted Gross Profit as a percentage of net revenue was 40.0% for the three months ended June 30, 2013, and 17.9% for the three months ended June 30, 2012. The increase in both gross profit and Adjusted Gross Profit is primarily due to the introduction of higher margin products in the past twelve months, particularly zoledronic acid at market formation in March 2013, partially offset by reductions in demand driven by the abatement of market shortages and competitive pricing pressures.

Product development: Product development expense for the three months ended June 30, 2013 totaled $4.5 million, an increase of $0.4 million, or 10%, as compared to $4.1 million for the three months ended June 30, 2012. The increase in product development expense was primarily due to approximately $0.5 million of costs related to our acquisition of the remaining 50% equity interest in KSCP.

As of June 30, 2013, our new product pipeline included 36 products represented by 62 ANDAs which we had filed, or licensed rights to, that were under review by the FDA and six products represented by ten ANDAs that have been recently approved and were pending commercial launch, including carboplatin, the first approved product out of our KSCP facility. Also, we had an additional 15 products represented by 25 ANDAs under initial development at June 30, 2013.

Selling, general and administrative: Selling, general and administrative expenses for the three months ended June 30, 2013, totaled $8.1 million, an increase of $0.8 million, or 11%, as compared to $7.3 million for the three months ended June 30, 2012. The increase in selling, general and administrative expense was primarily due to increases in employee-related and legal costs. Selling, general and administrative expense as a percentage of net revenue was 14% and 17% for the three months ended June 30, 2013 and 2012, respectively.

Equity in net loss (income) of joint ventures: Equity in net loss (income) of joint ventures for the three months ended June 30, 2013 totaled $0.2 million, a decrease of $0.3 million, or 252%, as compared to equity in net income from joint ventures of $0.1 million for the three months ended June 30, 2012 Included in this amount are the following (in thousands of dollars).

	Three Months Ended June 30,
	2013	2012
Sagent Agila LLC – Earnings directly related to the sale of product	$(639)	$(1,150)
Sagent Agila LLC – Product development costs	(42)	106
Kanghong Sagent (Chengdu) Pharmaceutical Co – net loss	841	939

Equity in net loss (income) of joint ventures	$160	$(105)

Gain on previously held equity interest: Upon obtaining the controlling interest in KSCP, our previously held equity interest was remeasured to fair value, resulting in a gain of $2.9 million reported as gain on previously held equity interest in the condensed consolidated statements of operations. The gain includes $2.8 million reclassified from accumulated other comprehensive income (loss), and previously recorded as currency translation adjustments. Both the gain on previously held equity interest and the fair value of the non-controlling interest in KSCP were based on an asset approach valuation method.

Interest expense: Interest expense for the three months ended June 30, 2013 totaled $0.1 million, an increase of $0.1 million, or 104%, as compared to less than $0.1 million for the three months ended June 30, 2012.

Provision for income taxes: We have generated cumulative tax losses since inception and do not believe that it is more likely than not that our net operating loss carryforwards and other deferred tax assets will be utilized. As a result, we have decided that a full valuation allowance is required against our deferred tax assets. Because none of our current net operating loss carryforwards expire before 2027, we expect that we will have a reasonable opportunity to utilize all of these loss carryforwards before they expire, but such loss carryforwards will be usable only to the extent that we generate sufficient taxable income.

Net income (loss) and diluted net earnings (loss) per common share: The net income for the three months ended June 30, 2013 of $13.4 million increased by $18.1 million, or 384%, from the $4.7 million net loss for the three months ended June 30, 2012. Diluted net earnings (loss) per common share increased by $0.63, or 371%. The increase in diluted net income (loss) per common share is due to the following factors:

Diluted EPS for the three months ended June 30, 2012	$(0.17)
Increases in operations	0.62
Increase in diluted common shares outstanding	0.01

Diluted EPS for the three months ended June 30, 2013	$0.46

Adjusted EBITDA: Adjusted EBITDA for the three months ended June 30, 2013 of $13.2 million increased by $14.1 million, or 1,549%, from negative $0.9 million for the three months ended June 30, 2012. The improvement in adjusted EBITDA is driven predominately by the increased cash earnings of our business in the three months ended June 30, 2013, as our gross profit increased by $16.7 million during the period.

The following compares our consolidated results of operations for the six months ended June 30, 2013 with those of the six months ended June 30, 2012:

	Six months ended June 30,
	2013	2012	$ change	% change
Net revenue	$119,802	$80,960	$38,842	48%
Cost of sales	78,126	68,692	9,434	14%

Gross profit	41,676	12,268	29,408	240%
Gross profit as % of net revenues	34.8%	15.2%
Operating expenses:
Product development	8,741	8,689	52	1%
Selling, general and administrative	16,947	14,920	2,027	14%
Equity in net loss of joint ventures	603	351	252	72%

Total operating expenses	26,291	23,960	2,331	10%

Termination fee	5,000	—	5,000	n/m
Gain on previously held equity interest	2,936	—	2,936	n/m

Income (loss) from operations	23,321	(11,692)	35,013	299%
Interest income and other	50	150	(100)	-67%
Interest expense	(163)	(1,463)	1,300	-89%

Income (loss) before income taxes	23,208	(13,005)	36,213	278%
Provision for income taxes	—	—	—	—

Net income (loss)	$23,208	$(13,005)	$36,213	278%

Net income (loss) per common share:
Basic	$0.82	$(0.47)	$1.29	274%
Diluted	$0.81	$(0.47)	$1.28	272%

Net revenue: Net revenue for the six months ended June 30, 2013 totaled $119.8 million, an increase of $38.8 million, or 48%, as compared to $81.0 million for the six months ended June 30, 2012. The launch of 29 codes or presentations of 15 products since June 30, 2012, including zoledronic acid at market formation, contributed $45.8 million of the net revenue increase in the first half of the current year. Net revenue for products launched prior to June 30, 2012 decreased $7.0 million, or 9%, to $74.0 million in the first half of 2013, due primarily to lower pricing and reductions in demand driven by the abatement of market shortages and competitive pricing pressures.

Cost of sales: Cost of goods sold for the six months ended June 30, 2013 totaled $78.1 million, an increase of $9.4 million, or 14%, as compared to $68.7 million for the six months ended June 30, 2012. Gross profit as a percentage of net revenue was 34.8% for the six months ended June 30, 2013 compared to 15.2% for the six months ended June 30, 2012. Adjusted Gross Profit as a percentage of net revenue was 35.9% for the six months ended June 30, 2013, and 17.5% for the six months ended June 30, 2012. The increase in both gross profit and Adjusted Gross Profit is primarily due to the introduction of higher margin products in the past twelve months, particularly zoledronic acid at market formation in March 2013, partially offset by reductions in demand driven by the abatement of market shortages and competitive pricing pressures.

Product development: Product development expense for the six months ended June 30, 2013 totaled $8.7 million, an increase of $0.1 million, or 1%, as compared to $8.7 million for the six months ended June 30, 2012.

Selling, general and administrative: Selling, general and administrative expenses for the six months ended June 30, 2013, totaled $16.9 million, an increase of $2.0 million, or 14%, as compared to $14.9 million for the six months ended June 30, 2012. The increase in selling, general and administrative expense was primarily due to increases in employee-related costs and legal costs. Selling, general and administrative expense as a percentage of net revenue was 14% and 18% for the six months ended June 30, 2013 and 2012, respectively.

Equity in net loss of joint ventures: Equity in net loss of joint ventures for the six months ended June 30, 2013 totaled $0.6 million, an increase of $0.3 million, or 72%, as compared to $0.4 million for the six months ended June 30, 2012. Included in this amount are the following (in thousands of dollars).

	Six Months Ended June 30,
	2013	2012
Sagent Agila LLC – Earnings directly related to the sale of product	$(1,361)	$(1,873)
Sagent Agila LLC – Product development costs	139	201
Kanghong Sagent (Chengdu) Pharmaceutical Co – net loss	1,825	2,023

Equity in net loss of joint ventures	$603	$351

Termination fee: Termination fee for 2013 represents the $5.0 million one-time termination fee received in connection with our agreement in March 2013 to terminate our Manufacturing and Supply Agreement with Actavis effective December 31, 2014.

Gain on previously held equity interest: Upon obtaining the controlling interest in KSCP, our previously held equity interest was remeasured to fair value, resulting in a gain of $2.9 million reported as gain on previously held equity interest in the condensed consolidated statements of operations. The gain includes $2.8 million reclassified from accumulated other comprehensive income, and previously recorded as currency translation adjustments.

Interest expense: Interest expense for the six months ended June 30, 2013 totaled $0.2 million, a decrease of $1.3 million, or 89%, as compared to $1.5 million for the six months ended June 30, 2012. The decrease was principally due to $1.1 million of deferred financing costs incurred in connection with the early termination and partial extinguishment of our former senior secured revolving and term loan credit facilities in February 2012.

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

Net income (loss) and diluted net earnings (loss) per common share: The net income for the six months ended June 30, 2013 of $23.2 million increased by $36.2 million, or 278%, from the $13.0 million net loss for the six months ended June 30, 2012. Diluted net earnings (loss) per common share increased by $1.28, or 272%. The increase in diluted net earnings (loss) per common share is due to the following factors:

Diluted EPS for the six months ended June 30, 2012	$(0.47)
Increase in operations	1.26
Increase in diluted common shares outstanding	0.02

Diluted EPS for the six months ended June 30, 2013	$0.81

Adjusted EBITDA: Adjusted EBITDA for the six months ended June 30, 2013 of $27.4 million increased by $31.7 million, or 737%, from negative $4.3 million for the six months ended June 30, 2012. The improvement in Adjusted EBITDA is driven predominately by the increased cash earnings of the business in the six months ended June 30, 2013, as our gross profit increased by $29.4 million during the period.

Liquidity and Capital Resources

Funding Requirements

Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, launching the 42 products that are represented by our 72 ANDAs that have been recently approved and are pending commercial launch or are pending approval by the FDA as of June 30, 2013, successfully identifying and sourcing other new product opportunities, manufacturing products at our wholly-owned KSCP facility, and business development activity.

Based on our existing business plan, we expect that cash, cash equivalents and short-term investments of approximately $83.3 million as of June 30, 2013, together with borrowings available under our SVB revolving loan facility, will be sufficient to fund our planned operations, including the continued development of our product pipeline, the further payments required in respect of our acquisition of our joint venture partner’s interest in KSCP, and our obligations under the ABC Loans, for at least the next 12 months. However, we may require additional funds in the event that we change our business plan, pursue additional strategic transactions, including the acquisition of businesses or products, or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment or the loss of or negative impact on key relationships with suppliers, group purchasing organizations or end-user customers.

If additional funding is required, it may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling convertible debt securities, dilution to our existing stockholders may result. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings or debt financings, which may not be available to us on terms we consider acceptable or at all.

If additional funding is not available, we may be required to terminate, significantly modify or delay the development or commercialization of new products or be able to achieve the manufacturing potential of our KSCP facility. We may elect to raise additional funds even before we need them if we believe that the conditions for raising capital are favorable.

Cash Flows

Overview

On June 30, 2013, cash and cash equivalents on hand totaled $44.0 million. Short-term investments, generally U.S. government or investment grade corporate debt securities with a remaining term of two years or less, totaled $39.3 million. Working capital totaled $114.4 million and our current ratio (current assets to current liabilities) was approximately 3.2 to 1.0.

Sources and Uses of Cash

Operating activities: Net cash provided by operating activities was $27.3 million for the six months ended June 30, 2013, compared with $19.7 million of cash used in operating activities for the six months ended June 30, 2012. The increase in cash provided by operations was primarily due to the $36.2 million increase in Adjusted EBITDA and the reduction of cash used to repay accounts payables and other accrued liabilities in the six months ended June 30, 2013.

Investing activities: Net cash used in investing activities was $11.3 million for the six months ended June 30, 2013, compared with $28.5 million of net cash provided by investing activities in the six months ended June 30, 2012. Cash used in investing activities during 2013 relates primarily to the net cash paid upon the acquisition of the remaining 50% equity interest in KSCP, while cash provided by investing activities in 2012 relates to the net sale of short term investments of $30.4 million to repay in full all amounts due under our former term loan and senior secured revolving credit facilities.

Financing activities: Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2013, compared to net cash used in financing activities of $37.7 million for the six months ended June 30, 2012. Cash used in financing activities in 2012 primarily related to the repayment in full of all outstanding amounts due under our term loan and senior secured revolving credit facilities in February 2012.

Asset based revolving loan facility

On February 13, 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Agreement”). The SVB Agreement provides for a $40.0 million asset based revolving loan facility, with availability determined by a borrowing base consisting of eligible accounts receivable and inventory and subject to certain conditions precedent specified in the SVB Agreement. The SVB Agreement matures on February 13, 2016, at which time all outstanding amounts will become due and payable. Borrowings under the SVB Agreement may be used for general corporate purposes, including funding working capital. Amounts drawn bear an interest rate equal to, at our option, either a Eurodollar rate plus 2.50% per annum or an alternative base rate plus 1.50% per annum. We also pay a commitment fee on undrawn amounts equal to 0.30% per annum. During the continuance of an event of default, at Silicon Valley Bank’s option, all obligations will bear interest at a rate per annum equal to 5.00% per annum above the otherwise applicable rate.

Loans under the SVB Agreement are secured by substantially all of our and our principal domestic operating subsidiary’s assets, other than our equity interests in our joint ventures and certain other limited exceptions.

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

As of June 30, 2013, there were no borrowings outstanding under our Silicon Valley Bank revolving loan facility, and we were in compliance with all covenants under this loan agreement.

Chinese loan facilities

KSCP had outstanding debt obligations with the Agricultural Bank of China Ltd. (“ABC”) at the time of our acquisition of our joint venture partner’s equity interests in June 2013. KSCP originally entered into two loan contracts with ABC for RMB 83.0 million ($13.4 million) and RMB 37.0 million ($6.0 million) in August 2010 and June 2011, respectively (the “ABC Loans”). At the acquisition date, RMB 118.0 million ($19.1 million) of the original loan remains outstanding, and is subject to a repayment schedule, with all amounts due and payable by August 2015. Borrowings under the ABC Loans were used for the construction of the KSCP facility and funding of the ongoing operations of KSCP up to the date of the acquisition. Amounts outstanding under the ABC Loans bear an interest rate equal to the benchmark lending interest rate published by the People’s Bank of China. During the term of the loan, the rate is subject to adjustment every three months. The ABC Loans are secured by the property, plant and equipment of KSCP. The ABC Loans contain various covenants, including covenants that restrict KSCP’s ability to incur additional indebtedness, provide guarantees, pledge or incur liens on assets, enter into merger, consolidation or acquisition transactions, or transfer assets. In addition, the ABC Loans contain financial covenants that require KSCP to achieve specified minimum revenue levels and to maintain a specified liability to assets ratio. As of June 30, 2013, the interest rate for the ABC Loans was 6.00%, payable monthly.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the contractual obligations that are discussed below and in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2012, included in our Annual Report on Form 10-K, filed with the SEC on March 18, 2013.

Aggregate Contractual Obligations:

The following table summarizes our long-term contractual obligations and commitments as of June 30, 2013. The actual amounts that may be required in the future to repay borrowings under the SVB Agreement and the ABC Loans may be different, as a result of borrowings under the facility and foreign exchange rates, respectively.

	Payments due by period
Contractual obligations (1)	Total	Less than one year	1-3 years	3-5 years	More than five years
Long-term debt obligations (2)	$19,095	$4,855	$14,240	$—	$—
Operating lease obligations (3)	1,064	293	612	159	—
Contingent milestone payments (4)	18,807	12,548	5,909	350	—
KSCP purchase consideration (5)	15,000	2,500	12,500	—	—
Joint venture funding requirements (6)	233	163	70	—	—

	$54,199	$20,359	$33,331	$509	$—

(1)	We had no material purchase commitments, individually or in the aggregate, under our manufacturing and supply agreements.
(2)	No amounts were drawn under the SVB revolving loan facility as of June 30, 2013. Includes amounts due under the ABC Loans assuming period-end foreign exchange rates.
(3)	Includes annual minimum lease payments related to non-cancelable operating leases.
(4)

Includes management’s estimate for contingent potential milestone payments and fees pursuant to strategic business agreements for the development and marketing of finished dosage form pharmaceutical products assuming all contingent milestone payments occur. Does not include contingent royalty payments, which are dependent on the introduction of new products.

(5)	Includes remaining purchase consideration payable under the KSCP Share Purchase Agreement.
(6)	Includes minimum funding requirements in connection with our Sagent Agila joint venture.

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

Following our acquisition of the remaining 50% equity interest in KSCP on June 4, 2013, we have identified our accounting policies for consolidations and goodwill as new critical accounting policies, as further described below.

Consolidations

The consolidated financial statements of Sagent include the assets, liabilities, and results of operations of Sagent Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

On June 4, 2013, we acquired the remaining 50% equity interest in KSCP from our former joint venture partner, and accordingly, the condensed consolidated balance sheet as of June 30, 2013 includes KSCP as a wholly-owned subsidiary. Prior to the acquisition, we accounted for our investment in KSCP using the equity method of accounting, as our interest in the entity provided for joint financial and operational control. Operating results of KSCP, both prior to and subsequent to the acquisition of the remaining 50% equity interest, are reported on a one-month lag.

We account for investments in joint ventures, including Sagent Agila LLC and, prior to the acquisition of the remaining 50% equity interest, KSCP, under the equity method of accounting, as our interest in each entity provides for joint financial and operational control. Our equity in the net income (loss) of Sagent Agila LLC and, prior to the acquisition of the remaining 50% equity interest, KSCP, is included in the consolidated financial statements as equity in net income (loss) of joint ventures.

Goodwill

Goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. We test goodwill for impairment at least annually on October 1.

New Accounting Guidance

There are currently no new accounting pronouncements that will impact the Company.

Contingencies

See Note 17. Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our market risks relate primarily to changes in interest rates, and following our acquisition of the remaining 50% equity interest in KSCP, currency rate fluctuations between the Chinese Renminbi and US dollar.

Our SVB revolving loan facility bears floating interest rates that are tied to LIBOR and an alternate base rate, and therefore, our statements of operations and our cash flows will be exposed to changes in interest rates. As we had no borrowings outstanding at June 30, 2013, there is no impact related to potential changes in the LIBOR rate on our interest expense at June 30, 2013. Our ABC Loans bear floating interest rates that are tied to the benchmark lending interest rate published by the People’s Bank of China, and therefore our statements of operations and our cash flows are exposed to changes in interest and foreign exchange rates. Based on the amounts outstanding at June 30, 2013, a one percentage point increase in the benchmark lending rate published by the People’s Bank of China would increase our ongoing interest expense by $0.2 million per year, and a 10% strengthening of the Chinese Renminbi relative to the US dollar, would increase our ongoing interest expense by $0.1 million per year. We historically have not engaged in hedging activities related to our interest rate or foreign exchange risks.

At June 30, 2013, we had cash and cash equivalents and short-term investments of $44.0 million and $39.3 million, respectively. Our cash and cash equivalents are held primarily in cash and money market funds, and our short-term investments are held primarily in corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

We generally record sales in U.S. dollars and pay our expenses in the local currency of the legal entity that incurs the expense, either U.S. dollars or Chinese Renminbi. Substantially all of our business partners that supply us with API, product development services and finished product manufacturing are located in a number of foreign jurisdictions, and we believe those business partners generally incur their respective operating expenses in local currencies. As a result, both we and our business partners may be exposed to currency rate fluctuations and experience an effective increase in operating expenses in the event local currencies appreciate against the U.S. dollar. In this event, the cost of manufacturing product from our KSCP facility may increase or such business partners may elect to stop providing us with these services or attempt to pass these increased costs back to us through increased prices for product development services, API sourcing or finished products that they supply to us. Historically we have not used derivatives to protect against adverse movements in currency rates.

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

Internal Control over Financial Reporting.

Management, together with our Chief Executive Officer and our Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2013. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we are subject to claims and litigation arising in the ordinary course of business. At this time, there are no proceedings of which management is aware that are expected to have a material adverse effect on our consolidated financial position or results of operations.

Zoledronic Acid (Generic versions of Zometa® and Reclast®). On February 20, 2013, Novartis Pharmaceuticals Corporation (“Novartis”) sued the Company and several other defendants in the United States District Court for the District of New Jersey, alleging, among other things, that sales of the Company’s (i) zoledronic acid premix bag (4mg/100ml) supplied to the Company by ACS Dobfar Info S.A. (“Info”), a generic version of Novartis’ Zometa® ready to use bottle would infringe U.S. Patent No. 7,932,241 (the “241 Patent”) and U.S. Patent No. 8,324,189 (the “189 Patent”); (ii) zoledronic acid premix bag (5mg/100ml) also supplied ot us by Info, a generic version of Novartis’ Reclast® ready to use bottle would infringe U.S. Patent No. 8,052,987 and the 241 Patent (Novartis Pharmaceuticals Corporation v. Actavis, LLC, et. al., Case No. 13-cv-1028), and (iii) zoledronc acid vial (4mg/5ml), a generic version of Novartis’ Zometa® vial supplied to the Company by Actavis, would infringe the 189 Patent. On March 1, 2013, the District Court denied Novartis’ request for a temporary restraining order against the Company and the other defendants, including Actavis and Info. On March 6, 2013, the Company began selling Actavis’ zoledronic acid vial, the generic version of Zometa®. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell Actavis’ zoledronic acid vial, and intends to sell Info’s zoledronic acid premix bag versions of Zometa® and Reclast® upon FDA approval of those products, and herefore a final determination that one of the patents is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Item 1A. Risk Factors.

You should read the following risk factors carefully in connection with evaluating our business and the forward-looking information contained in our most recent Annual Report on Form 10-K, filed on March 18, 2013, and this Quarterly Report on Form 10-Q. Any of the following risks could materially and adversely affect our business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. While we believe we have identified and discussed the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operating results or financial condition in the future.

We rely on our business partners for the manufacture of substantially all of our products, and if our business partners fail to supply us with high-quality API or finished products in the quantities we require on a timely basis, sales of our products could be delayed or prevented, and our revenues and margins could decline, which could have a material adverse effect on our business, financial condition and results of operations.

We rely upon our business partners, principally located outside of the U.S., for the supply of API and substantially all of our finished product manufacturing. In most cases, we rely upon a limited number of business partners to supply us with the API or finished products for each of our products. If our business partners do not continue to provide these services to us we might not be able to obtain these services from others in a timely manner or on commercially acceptable terms. Likewise, if our business partners encounter delays or difficulties in producing API or our finished products, the distribution, marketing and subsequent sales of these products could be adversely affected. If, for any reason, our business partners are unable to obtain or deliver sufficient quantities of API or finished products on a timely basis or we develop any significant disagreements with our business partners, the manufacture or supply of our products could be disrupted, which may decrease our sales revenue, increase our operating expenses or otherwise negatively impact our operations. In addition, if we are unable to engage and retain business partners for the supply of API or finished product manufacturing on commercially acceptable terms, we may not be able to sell our products as planned.

Substantially all of our products are sterile injectable pharmaceuticals. The manufacture of all of our products is highly exacting and complex and our business partners may experience problems during the manufacture of API or finished products for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, problems with raw materials, natural disaster related events or other environmental factors. In addition, the manufacture of certain API that we require for our products or the finished products require dedicated facilities and we may rely on a limited number or, in most cases, single vendors for these products and services. If problems arise during the production, storage or distribution of a batch of product, that batch of product may have to be discarded. If we are unable to find alternative qualified sources of API or finished products, this could, among other things lead to increased costs, lost sales, damage to customer relations, time and expense spent investigating the cause and, depending upon the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to market, voluntary recalls, corrective actions or product liability related costs may also be incurred. For example, in June 2013 we initiated a voluntary recall of all lots of a critical care product that we sold from August 2011 through May 2013 due to the discovery of an elevated impurity result detected during routine quality testing of stability samples at the 18-month interval and in March 2011 we initiated a voluntary recall of all lots of one of our critical care products delivered in a pre-filled syringe that we sold from April 2010 to March 2011 due to reports of incompatibility of certain needleless I.V. sets with these products. Problems with respect to the manufacture, storage or distribution of our products could have a material adverse effect on our business, financial condition and results of operations.

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

If we or any of our business partners are unable to comply with the regulatory standards applicable to pharmaceutical drug manufacturers, we may be unable to meet the demand for our products, may lose potential revenues and our business, financial position and results of operations may be materially adversely affected.

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

Any change in the regulations, enforcement procedures or regulatory policies established by the FDA and other regulatory agencies could increase the costs or time of development of our products and delay or prevent sales of our products and our revenues could decline and, as a result, our business, financial position and results of operations may be materially adversely affected.

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

Such changes, or new legislation, could increase the costs of, delay or prevent sales of our products and, as a result, our business, financial position and results of operations may be materially adversely effected. In addition, increases in the time that is required for us to obtain FDA approval of ANDAs could delay our commercialization of new products. In that regard, the time required to obtain FDA approval of ANDAs has increased over the last three years from an industry-wide median of approximately 22 months after initial filing in 2008 to an industry-wide median of approximately 33 months after initial filing in 2012. Approval times could continue to increase as a result of the upcoming expiration of the U.S. patents covering a number of key injectable pharmaceutical products. No assurance can be given that ANDAs submitted for our products will receive FDA approval on a timely basis, if at all, nor can we estimate the timing of the ANDA approvals with any reasonable degree of certainty.

A relatively small group of products supplied by a limited number of our vendors represents a significant portion of our net revenue. If the volume or pricing of any of these products declines, or we are unable to satisfy market demand for these products, it could have a material adverse effect on our business, financial position and results of operations.

Sales of a limited number of our products currently collectively represent a significant portion of our net revenue. If the volume or pricing of our largest selling products declines in the future or we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially adversely affected. Additionally, the price volatility of generic pharmaceutical products launched at market formation, such as zoledronic acid in March 2013, is generally greater than the volatility in established generic markets. Should prices in newly formed markets decline more rapidly than anticipated, our financial position and results of operations could be materially adversely affected.

Three of our products, zoledronic acid, heparin and levofloxacin, collectively accounted for approximately 53% and 49% of our net revenue for the three and six months ended June 30, 2013, respectively, while heparin, levofloxacin and cefepime collectively accounted for approximately 55% and 58% of our net revenue for the three and six months ended June 30, 2012, respectively. Our ten largest products accounted for approximately 75%, 71%, 80% and 78% of our net revenue for the three and six months ended June 30, 2013 and three and six months ended June 30, 2012, respectively. We expect that our zoledronic acid, heparin and levofloxacin products will continue to represent a significant portion of our net revenues for the foreseeable future. These and our other key products could be rendered obsolete or uneconomical by numerous factors, many of which are beyond our control, including:

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

Any factor adversely affecting the sale of our key products may cause our revenues to decline, and our business, financial position and results of operations may be materially adversely affected.

In addition, we currently rely on single vendors to supply us with API and finished product manufacturing with respect to heparin and levofloxacin in a premix bag. If we are unable to maintain our relationships with these vendors on commercially acceptable terms, it could have a material adverse effect on our business, financial position and results of operations.

Our markets are highly competitive and, if we are unable to compete successfully, our revenues could decline and our business, results of operations and financial position could be adversely affected.

The injectable pharmaceutical market is highly competitive. Our competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. Our principal competitors include Boehringer Ingelheim, Fresenius Kabi, Hospira, Pfizer, Sandoz, Teva and West-Ward. In most cases, these competitors have access to greater financial, marketing, technical and other resources than we do. As a result, they may be able to devote more resources to the development, manufacture, marketing and sale of their products, receive a greater share of the capacity from API suppliers and finished product manufacturers and more support from independent distributors, initiate or withstand substantial price competition or more readily take advantage of acquisition or other opportunities.

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

If we are unable to continue to develop and commercialize new products in a timely and cost-effective manner, we may not achieve our expected revenue growth or profitability, or our business, results of operations and financial position could be adversely affected.

Our future success will depend to a significant degree on our ability to continue to develop and commercialize new products in a timely and cost-effective manner. The development and commercialization of new products is complex, time-consuming and costly and involves a high degree of business risk. As of June 30, 2013, we actively marketed 46 products, and our new product pipeline included 36 products represented by 62 ANDAs that we had filed, or licensed rights to, and were under review by the FDA, and six products represented by ten ANDAs that have been recently approved by the FDA and are pending commercial launch. We may, however, encounter unexpected delays in the launch of these products, or these products, if and when fully commercialized by us, may not perform as we expect. For example, our 62 pending ANDAs may not receive FDA approval on a timely basis, if at all.

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

We may not achieve our expected revenue growth or profitability or our business, results of operations and financial position could be adversely affected if we are not successful in continuing to develop and commercialize new products.

If we are unable to maintain our GPO relationships, our revenues could decline and our results of operations could be materially adversely affected.

Most of the end-users of injectable pharmaceutical products have relationships with GPOs whereby such GPOs provide such end-users access to a broad range of pharmaceutical products from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the drug purchasing decisions of such end-users. Hospitals and other end-users contract with the GPO of their choice for their purchasing needs. Collectively, we believe the five largest U.S. GPOs represented the majority of the acute care hospital market in 2012. We currently derive, and expect to continue to derive, a large percentage of our revenue from end-user customers that are members of a small number of GPOs. For example, the five largest U.S. GPOs represented end-user customers that collectively accounted for approximately 34%, 35%, 24% and 22% of our net contract revenue for the three and six months ended June 30, 2013 and 2012, respectively. Maintaining our strong relationships with these GPOs will require us to continue to be a reliable supplier, offer a broad product line, remain price competitive, comply with FDA regulations and provide high-quality products. Although our GPO pricing agreements are typically multi-year in duration, most of them may be terminated by either party with 60 or 90 days notice. The GPOs with whom we have relationships may have relationships with manufacturers that sell competing products, and such GPOs may earn higher margins from these products or combinations of competing products or may prefer products other than ours for other reasons. If we are unable to maintain our GPO relationships, sales of our products and revenue could decline and our results of operations could be materially adversely affected.

We rely on a limited number of pharmaceutical wholesalers to distribute our products.

As is typical in the pharmaceutical industry, we rely upon pharmaceutical wholesalers in connection with the distribution of our products. A significant amount of our products are sold to end-users under GPO pricing arrangements through a limited number of pharmaceutical wholesalers. We currently derive, and expect to continue to derive, a large percentage of our sales through the three largest wholesalers in the U.S. market, Amerisource, Cardinal Health and McKesson. For the six months ended June 30, 2013, the products we sold through these wholesalers accounted for approximately 37%, 23% and 26%, respectively, of our net revenue. Collectively, our sales to these three wholesalers represented approximately 85%, 86%, 81% and 82% of our net revenue for the three and six month periods ended June 30, 2013 and 2012, respectively. If we are unable to maintain our business relationships with these major pharmaceutical wholesalers on commercially acceptable terms, it could have a material adverse effect on our sales and results of operations.

We depend upon our key personnel, the loss of whom could adversely affect our operations. If we fail to attract and retain the talent required for our business, our business could be materially harmed.

We are a relatively small company and we depend to a significant degree on the principal members of our management and sales teams, which include Messrs. Yordon, Hussey, Singer, Logerfo, Patterson and Drake. The loss of services from any of these persons may significantly delay or prevent the achievement of our product development or business objectives. We carry key man life insurance on Mr. Yordon in the amount of $5.0 million; we do not carry key man life insurance on any other key personnel. We have entered into employment agreements with certain of our key employees that contain restrictive covenants relating to non-competition and non-solicitation of our customers and employees for a period of 12 months after termination of employment. Nevertheless, each of our officers and key employees may terminate his or her employment at any time without notice and without cause or good reason, and so as a practical matter these agreements do not guarantee the continued service of these employees. Our success depends upon our ability to attract and retain highly qualified personnel. Competition among pharmaceutical and biotechnology companies for qualified employees is intense, and the ability to attract and retain qualified individuals is critical to our success. We may not be able to attract and retain these individuals on acceptable terms or at all, and our inability to do so could significantly impair our ability to compete.

Our inability to manage our planned growth could harm our business.

As we expand our business and integrate the KSCP facility, we expect that our operating expenses and capital requirements will increase. As our product portfolio and product pipeline grow, we may require additional personnel on our project management, in-house quality assurance and facility compliance teams to work with our partners on quality assurance, U.S. cGMP compliance, regulatory affairs and product development. As a result, our operating expenses and capital requirements may increase significantly. In addition, we may encounter unexpected difficulties managing our worldwide network of collaborations with API suppliers and finished product developers and manufacturers as we seek to expand such network in order to expand our product portfolio. Our ability to manage our growth effectively requires us to forecast accurately our sales, growth and global manufacturing capacity and to expend funds to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our anticipated growth effectively, our business could be harmed.

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

The current economic environment is marked by continued heightened unemployment rates and financial stresses on households. In addition, the securities and credit markets have been experiencing volatility, and in some cases, have exerted negative pressure on the availability of liquidity and credit capacity for certain borrowers. Demand for our products may decrease due to these adverse economic conditions, as the loss of jobs or healthcare coverage, decreases an individual’s ability to pay for elective healthcare or causes individuals to delay procedures. Interest rate fluctuations, changes in capital market conditions and adverse economic conditions may also affect our customers’ ability to obtain credit to finance their purchases of our products, which could reduce our revenue and materially adversely affect our business, financial position and results of operations.

We may need to raise additional capital in the event we change our business plan or encounter unexpected developments, which may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may require significant additional funds earlier than we currently expect in the event we change our business plan, execute a strategic acquisition, or encounter unexpected developments, including unforeseen competitive conditions within our markets, changes in the general economic climate, changes in the regulatory environment, the loss of key relationships with suppliers, GPOs or end-user customers or other unexpected developments that may have a material effect on the cash flows or results of operations of our business. If required, additional funding may not be available to us on acceptable terms or at all. Our ability to raise additional funding, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future results of operations, our relative levels of debt and equity, the volatility and overall condition of the capital markets and the market prices of our securities. We may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration arrangements. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. In addition, additional debt financing may only be available to us on less favorable terms than our existing SVB revolving loan facility or ABC loan facilities, including higher interest rates or greater exposure to interest rate risk. If we raise additional funds through collaboration arrangements, we may have to relinquish valuable rights to our products or grant licenses on terms that are not favorable to us. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.

We are subject to a number of risks associated with managing our international network of collaborations.

We have an international network of collaborations that includes 45 business partners worldwide as of December 31, 2012, including 16 in Europe, ten in China and Taiwan, nine in the Americas, eight in India and two in the Middle East (UAE and Jordan). As part of our business strategy, we intend to continue to identify further collaborations involving API sourcing, product development, finished product manufacturing and product licensing. We expect that a significant percentage of these new collaborations will be with business partners located outside the U.S. Managing our existing and future international network of collaborations could impose substantial burdens on our resources, divert management’s attention from other areas of our business and otherwise harm our business. In addition, our international network of collaborations subjects us to certain risks, including:

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

We may never realize the expected benefits from our manufacturing facility in China and it may require substantial additional capital resources.

Our KSCP manufacturing facility in China represents a significant investment by us. Through December 31, 2012, we had invested an aggregate of approximately $26.0 million in our KSCP joint venture, and on June 4, 2013, we completed the purchase of the remaining equity interests in KSCP from our former joint venture partner for $25 million, payable in installments through 2015. Our KSCP manufacturing facility was established to construct and operate an FDA approvable, cGMP, sterile manufacturing facility in Chengdu, China that will provide us with access to dedicated manufacturing capacity that utilizes state-of-the-art full isolator technology for aseptic filling. Through this facility, KSCP is expected to manufacture finished products for us on an exclusive basis for sale in the U.S. and other attractive markets and for third parties on a contract basis for sale in other non-U.S. markets. KSCP may also directly access the Chinese domestic market. The FDA inspected the facility in 2012, and the facility received its first product approval during the first half of 2013.

We may never, however, realize the expected benefits of our KSCP manufacturing facility due to, among other things:

•	the facility may never become commercially viable for a variety of reasons in and/or beyond our control;

•	the facility may never receive appropriate FDA or other regulatory approvals to manufacture additional products or such approvals may be delayed;

•

we may be required to incur substantial expenses and make substantial capital investments to enable the facility to operate efficiently and to contribute positively to our revenue or earnings; general political and economic uncertainty could impact operations at the facility, including multiple regulatory requirements that are subject to change, any future implementation of trade protection measures and import or export licensing requirements between the U.S. and China, labor regulations or work stoppages at the facility, fluctuations in the foreign currency exchange rates and complying with U.S. regulations that apply to international operations, including trade laws and the U.S. Foreign Corrupt Practices Act; andoperations at the facility may be disrupted for any reason, including natural disaster, related events or other environmental factors.

Any of these or any other action that results in the manufacturing facility being unable to operate as anticipated could materially adversely affect our business, financial position and results of operations.

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

Since our inception in 2006 we have experienced rapid growth in our net revenue. Although we expect our revenue to continue to grow over the long term due to both continued commercial success with our existing products and the launch of new products, we cannot provide any assurances that our revenue growth will continue at historical rates, if at all. In addition, as part of our business strategy we intend to seek to optimize our gross and operating margins by improving the commercial terms of our supply arrangements and to gain access to additional, more favorable API, product development and manufacturing capabilities, including launching products from our wholly-owned KSCP manufacturing facility. We may, however, encounter unforeseen difficulties in improving the commercial terms of our current supply arrangements, in gaining access to additional arrangements, or in successfully manufacturing products from our KSCP facility, and, as a result, cannot provide any assurances that we will be successful in optimizing our margins. Finally, we have a limited operating history at our current scale of operations, and as a public company. Our limited operating history and public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy and grow our business, either as a result of our inability to manage our current size, effectively manage the business in a public company environment, manage our future growth or for any other reason, our business, prospects, financial condition and results of operations may be harmed.

Our leverage could adversely affect our financial condition or operating flexibility and prevent us from fulfilling our obligations under our credit facilities.

Our total consolidated long-term debt at June 30, 2013 was $19.1 million, consisting of outstanding amounts outstanding under the credit facilities between our wholly-owned subsidiary KSCP and the Agricultural Bank of China Ltd. (the “ABC Loan Facilities”). In addition, we had $40.0 million of undrawn availability under our Silicon Valley Bank revolving loan facility (the “SVB Loan Facility,” and together with the ABC Loan Facilities, the “Credit Facilities”) at June 30, 2013.

Our indebtedness could have important consequences on our future operations, including:

•	making it more difficult for us to satisfy our payment and other obligations under our outstanding debt, which may result in defaults;

•

resulting in an event of default if we fail to comply with the financial and other covenants contained in the Credit Facilities, which could result in any debt outstanding becoming immediately due and payable and could permit the lenders under such facilities to foreclose on certain of our assets securing such debt;

•

subjecting us to the risk of increased sensitivity to interest rate increases in our outstanding indebtedness, which has a variable rate of interest, which could cause our debt service obligations to increase significantly;

•

reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy;

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and

•	increasing our vulnerability to the impact of adverse economic and industry conditions.

The terms of our Credit Facilities limit, but do not prohibit, us from incurring additional indebtedness. We and our subsidiaries may incur significant additional indebtedness in the future, which could further exacerbate the risks associated with our existing indebtedness.

The covenants in our Credit Facilities impose restrictions that may limit our operating and financial flexibility.

The Credit Facilities include negative covenants that may, subject to exceptions, limit our ability and the ability of our subsidiaries to, among other things:

•	create, incur or permit to exist liens;

•	make investments and loans;

•	incur additional indebtedness or provide guarantees;

•	engage in mergers, acquisitions, consolidations and other asset sales, transfers and dispositions;

•	pay dividends or other payments in respect of our capital stock; and

•	change our lines of business.

In addition, the ABC Loan Facilities include financial covenants that require KSCP to achieve a specified minimum revenue level and a specified liability to assets ratio, and our SVB Loan Facility includes financial covenants that require maintenance of a minimum adjusted quick ratio and a minimum free cash flow.

Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in us being unable to comply with certain covenants contained in our Credit Facilities. If we violate these covenants and are unable to obtain waivers, any debt outstanding under our Credit Facilities would be in default and could be accelerated and could permit the lenders to foreclose on our assets securing the debt thereunder. If any indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt is in default for any reason, our cash flows, results of operations or financial condition could be materially adversely affected. In addition, complying with these covenants may also cause us to take actions that may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Currency exchange rate fluctuations may have an adverse effect on our business.

We generally record sales in US dollars, and pay our expenses in the local currency of the legal entity that incurs expenses, either U.S. dollars or Chinese Renminbi. Substantially all of our business partners that supply us with API, product development services and finished product manufacturing are located in foreign jurisdictions, such as India, China, Romania and Brazil, and we believe they generally incur their respective operating expenses in local currencies, and we generally pay for such API, services and products in US dollars. As a result, both we and our business partners may be exposed to currency rate fluctuations and experience an effective increase in operating expenses in the event local currencies appreciate against the U.S. dollar. In this event, the cost of manufacturing product from our KSCP facility may increase or such business partners may elect to stop providing us with these services or attempt to pass these increased costs back to us through increased prices for product development services, API sourcing or finished products that they supply to us, any of which could have an adverse effect on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities during the Quarter ended June 30, 2013

There are currently no share repurchase programs authorized by our Board of Directors. We made no repurchases of our common stock during the second quarter of 2013.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

10.1	Employment Agreement, dated as of March 25, 2013, by and between Sagent Pharmaceuticals, Inc. and James M. Hussey (Incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form
10-Q for the quarter ended March 31, 2013).

10.2	Offer Letter, dated March 12, 2013, by and between Sagent Pharmaceuticals, Inc. and James M. Hussey (Incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.3	Share Purchase Agreement, dated April 30, 2013, by and between Sagent Pharmaceuticals, Inc. and Chengdu Kanghong Pharmaceuticals (Group) Co. Ltd. (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed May 6, 2013).

10.4	Share Pledge Agreement, dated April 30, 2013, by and between Sagent Pharmaceuticals, Inc. and Chengdu Kanghong Pharmaceuticals (Group) Co. Ltd. (Incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed May 6, 2013).

10.5*	Loan Contract dated August 24, 2010 by and between Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd., and the Agricultural Bank of China Ltd.

10.6*	Loan Contract dated June 9, 2011 by and between Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd., and the Agricultural Bank of China Ltd.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	The following materials from Sagent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and (vi) document and entity information.

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT PHARMACEUTICALS INC.

/s/ Jonathon M. Singer
Jonathon M. Singer Executive Vice President and Chief Financial Officer

August 6, 2013