Form 10-Q
period 2013-09-30
Sagent Pharmaceuticals, Inc.
filed 2013-11-05
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At October 31, 2013, there were 31,772,253 shares of the registrant’s common stock outstanding.

Sagent Pharmaceuticals, Inc.

In this report, “Sagent,” “we,” “us” and “our” refers to Sagent Pharmaceuticals, Inc. and subsidiaries, and “Common Stock” refers to Sagent’s common stock.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,937	$27,687
Short-term investments	110,251	36,605
Accounts receivable, net of chargebacks and other deductions	24,792	31,609
Inventories, net	48,620	47,106
Due from related party	2,981	1,440
Prepaid expenses and other current assets	7,456	2,821

Total current assets	240,037	147,268
Property, plant, and equipment, net	57,883	780
Investment in joint ventures	1,873	19,622
Goodwill	6,038	—
Intangible assets, net	3,282	4,277
Other assets	331	368

Total assets	$309,444	$172,315

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,134	$21,813
Due to related party	2,480	7,026
Accrued profit sharing	7,824	4,246
Accrued liabilities	10,209	7,369
Current portion of deferred purchase consideration	5,812	—
Current portion of long-term debt	4,880	—

Total current liabilities	54,339	40,454
Long term liabilities:
Long-term portion of deferred purchase consideration	8,233	—
Long-term debt	14,314	—
Other long-term liabilities	1,619	6

Total liabilities	78,505	40,460
Stockholders’ equity:
Common stock—$0.01 par value, 100,000,000 authorized and 31,764,278 and 28,116,489 outstanding at September 30, 2013 and December 31, 2012, respectively	318	281
Additional paid-in capital	348,127	272,725
Accumulated other comprehensive income	111	2,500
Accumulated deficit	(117,617)	(143,651)

Total stockholders’ equity	230,939	131,855

Total liabilities and stockholders’ equity	$309,444	$172,315

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net revenue	$60,842	$49,429	$180,644	$130,389
Cost of sales	42,255	42,208	120,381	110,900

Gross profit	18,587	7,221	60,263	19,489
Operating expenses:
Product development	6,888	4,011	15,629	12,700
Selling, general and administrative	9,083	7,169	26,030	22,089
Management reorganization	—	739	—	739
Equity in net loss (income) of joint ventures	(485)	(940)	118	(589)

Total operating expenses	15,486	10,979	41,777	34,939

Termination fee	—	—	5,000	—
Gain on previously held equity interest	—	—	2,936	—

Income (loss) from operations	3,101	(3,758)	26,422	(15,450)
Interest income and other	44	60	94	210
Interest expense	(319)	(52)	(482)	(1,515)

Income (loss) before income taxes	2,826	(3,750)	26,034	(16,755)
Provision for income taxes	—	—	—	—

Net income (loss)	$2,826	$(3,750)	$26,034	$(16,755)

Net income (loss) per common share:
Basic	$0.10	$(0.13)	$0.92	$(0.60)
Diluted	$0.10	$(0.13)	$0.90	$(0.60)
Weighted-average of shares used to compute net income (loss) per common share:
Basic	28,745	27,977	28,349	27,943
Diluted	29,568	27,977	29,051	27,943

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income (loss)	$2,826	$(3,750)	$26,034	$(16,755)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	170	362	464	641
Reclassification of cumulative currency translation gain	—	—	(2,782)	—
Unrealized (losses) gains on available for sale securities	21	15	(71)	120

Total other comprehensive income (loss), net of tax	191	377	(2,389)	761

Comprehensive income (loss)	$3,017	$(3,373)	$23,645	$(15,994)

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$26,034	$(16,755)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,166	5,198
Stock-based compensation	4,230	4,297
Equity in net loss (income) of joint ventures	118	(589)
Dividends from unconsolidated joint venture	1,995	2,755
Gain on previously held equity interest	(2,936)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	6,818	(1,733)
Inventories	892	2,131
Prepaid expenses and other current assets	(4,435)	(1,793)
Due from related party	(6,261)	1,370
Accounts payable and other accrued liabilities	1,128	(13,322)

Net cash provided by (used in) operating activities	31,749	(18,441)

Cash flows from investing activities
Capital expenditures	(783)	(54)
Acquisition of business, net of cash acquired	(7,296)	—
Return of principal balance of restricted cash	—	23
Investments in unconsolidated joint ventures	(19)	(517)
Purchases of investments	(220,719)	(144,897)
Sale of investments	146,528	178,937
Purchase of product rights	(2,364)	(3,026)

Net cash (used in) provided by investing activities	(84,653)	30,466

Cash flows from financing activities
Reduction in short-term notes payable	—	(24,867)
Repayment of long-term debt	—	(12,273)
Proceeds from issuance of common stock, net of issuance costs	71,158	585
Payment of deferred financing costs	(28)	(884)

Net cash provided by (used in) financing activities	71,130	(37,439)

Effect of exchange rate movements on cash	24	—
Net increase (decrease) in cash and cash equivalents	18,250	(25,414)
Cash and cash equivalents, at beginning of period	27,687	52,203

Cash and cash equivalents, at end of period	$45,937	$26,789

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

On June 4, 2013, we acquired (the “SCP Acquisition”) the remaining 50% equity interest in Kanghong Sagent (Chengdu) Pharmaceutical Co. Ltd. (“KSCP”) from our former joint venture partner, and accordingly, the condensed consolidated financial statements as of September 30, 2013 include KSCP as a wholly-owned subsidiary. Prior to the SCP Acquisition, we accounted for our investment in KSCP using the equity method of accounting, as our interest in the entity provided for joint financial and operational control, and operating results of KSCP were reported on a one-month lag. In August 2013, we formally changed the name of this entity to Sagent (China) Pharmaceuticals Co., Ltd. (“SCP”).

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

Land and land improvements	Remaining term of Chinese land use right (June 2057)
Building and improvements	5 to 40 years or remaining term of lease
Machinery, equipment, furniture, and fixtures	3 to 10 years

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

Note 2. Acquisition:

On April 30, 2013, in furtherance of the SCP Acquisition, we entered into a Share Purchase Agreement with Chengdu Kanghong Pharmaceuticals (Group) Co. Ltd. (“CKT”) to acquire CKT’s 50% equity interest in SCP for $25,000, payable in installments through September 2015. The SCP Acquisition closed on June 4, 2013, following approval by the Chengdu Hi-Tech Industrial Development Zone Bureau of Investment Services. Concurrent with the closing of the SCP Acquisition, we paid $10,000 of the aggregate purchase consideration, and recorded a liability of $13,836 representing the fair value of our future payments as of the SCP Acquisition date to CKT under the terms of the Share Purchase Agreement. Concurrent with the execution of the Share Purchase Agreement, we entered into a Share Pledge Agreement with CKT pursuant to which we pledged a portion of the shares to be acquired as collateral securing our future installment payment obligations. Future installment payments are payable as follows:

(in thousands)
2013	$2,500
2014	3,500
2015	9,000

The SCP Acquisition was financed with cash and short term investments. The SCP Acquisition provided us with full control of the SCP manufacturing facility and will better serve our long term strategic goals, including a strategy of additional investment in product development and capacity expansion.

As a result of the SCP Acquisition, we remeasured the previously held equity interest in SCP to fair value, resulting in a gain of $2,936 reported as gain on previously held equity interest in the condensed consolidated statements of operations. The gain includes $2,782 reclassified from accumulated other comprehensive income (loss), and previously recorded as currency translation adjustments. Both the gain on previously held equity interest and the fair value of the non-controlling interest in SCP that we acquired were based on an asset approach valuation method. Acquisition related costs of $479 were recognized as product development expenses.

The acquisition date fair value transferred for the purchase of SCP is as follows:

(in thousands)
Cash	$10,000
Present value of remaining purchase consideration	13,836
Previously held equity interest	15,949
Gain on remeasurement of previously held equity interest in SCP	154

Total purchase consideration	$39,939

The estimated fair value of identifiable assets acquired and liabilities assumed for the SCP Acquisition is shown in the table below:

(in thousands)
Goodwill	$6,038
Acquired tangible assets, net of assumed liabilities	33,901

Total allocation of fair value	$39,939

The net tangible assets acquired consist primarily of cash of $2,704, inventory of $2,396, prepaid assets of $196, and property, plant and equipment of $56,654, net of assumed liabilities, primarily long term bank loans of $19,095 and accrued compensation and other liabilities of $8,954. We recorded goodwill of $6,038 due to the synergies achieved by having control over the products and manufacturing at the SCP facility.

The results of SCP are now included in the company’s consolidated financial statements from the date of acquisition.

The following unaudited pro forma financial information reflects the consolidated results of operations of Sagent as if the SCP Acquisition had closed on January 1, 2012 and January 1, 2013. The pro forma information includes acquisition and integration expenses. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the SCP Acquisition been effected on the assumed date.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net revenues	$60,842	$49,429	$180,644	$130,389
Net income (loss)	2,826	(5,094)	19,405	(16,979)
Diluted income (loss) per common share	0.10	(0.18)	0.67	(0.61)

Note 3. Investments:

Our investments at September 30, 2013 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and cash equivalents	Short term investments
Assets
Cash	$30,810	$—	$—	$30,810	$30,810	$—
Money market funds	15,127	—	—	15,127	15,127	—
Commercial paper	50,196	2	(1)	50,197	—	50,197
Corporate bonds and notes	60,114	3	(63)	60,054	—	60,054

	$156,247	$5	$(64)	$156,188	$45,937	$110,251

Investments with continuous unrealized losses for less than twelve months and their related fair values at September 30, 2013 were as follows:

	Fair value	Unrealized losses
Commercial paper	$34,097	$(1)
Corporate bonds and notes	50,571	(63)

	$84,668	$(64)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Because we do not currently intend to sell these investments, and it is not more likely than not that we will be required to sell our investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2013.

The original cost and estimated current fair value of our fixed-income securities at September 30, 2013 are set forth below.

	Cost basis	Estimated fair value
Due in one year or less	$66,786	$66,782
Due between one and five years	43,524	43,469

	$110,310	$110,251

Note 4. Inventories:

Inventories at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013			December 31, 2012
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory
Finished goods	$47,498	$1,437	$48,935	$46,410	$1,437	$47,847
Raw materials	3,935	19	3,954	1,280	—	1,280
Inventory reserve	(2,832)	(1,437)	(4,269)	(2,021)	—	(2,021)

	$48,601	$19	$48,620	$45,669	$1,437	$47,106

Note 5. Property, plant and equipment

Property, plant and equipment at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Land and land improvements	$2,216	$—
Buildings and improvements	19,578	103
Machinery, equipment, furniture and fixtures	37,496	1,764
Construction in process	306	—

	59,596	1,867
Less accumulated depreciation	(1,713)	(1,087)

	$57,883	$780

Depreciation expense was $502 and $626 for the three and nine months ending September 30, 2013, respectively. We placed $49,744 of assets related to our Chinese manufacturing facility into service in September 2013, as production of the first commercial batches from the facility occurred during the period.

Note 6. Goodwill and Intangible assets, net:

We recorded goodwill of approximately $6,038 related to the SCP Acquisition. There were no reductions of goodwill relating to impairments.

Intangible assets at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$3,690	$(1,935)	$1,755	$3,156	$(1,541)	$1,615
Product development rights	1,527	—	1,527	2,662	—	2,662

	$5,217	$(1,935)	$3,282	$5,818	$(1,541)	$4,277

Movements in intangible assets were due to the following:

	Product licensing rights	Product development rights
December 31, 2012	$1,615	$2,662
Acquisition of product rights	535	1,829
Amortization of product rights	(395)	(2,964)

September 30, 2013	$1,755	$1,527

The weighted-average period prior to the next extension or renewal for the 18 products comprising our product licensing rights intangible asset was 51 months at September 30, 2013.

We currently estimate amortization expense over each of the next five years as follows:

For the year ending:	Amortization expense
September 30, 2014	$1,784
September 30, 2015	427
September 30, 2016	191
September 30, 2017	144
September 30, 2018	133

Note 7. Investment in Sagent Agila:

Changes in our investment in Sagent Agila during the nine months ended September 30, 2013 were as follows:

Investment in Sagent Agila at January 1, 2013	$2,161
Equity in net income of Sagent Agila	1,707
Dividends paid	(1,995)

Investment in Sagent Agila at September 30, 2013	$1,873

Condensed statement of operations information of Sagent Agila is presented below.

	Three months ended September 30,		Nine months ended September 30,
Condensed statement of operations information	2013	2012	2013	2012
Net revenues	$3,212	$7,469	$13,924	$19,224
Gross profit	1,093	4,537	3,817	8,282
Net income	969	4,110	3,413	7,453

Note 8. Investment in SCP:

Changes in our investment in SCP during the nine months ended September 30, 2013 were as follows:

Investment in SCP at January 1, 2013	$17,461
Equity in net loss of SCP	(1,825)
Currency translation adjustment	294
Investments in SCP	19
Acquisition of remaining equity interest in SCP	(15,949)

Investment in SCP at September 30, 2013	$—

Condensed statement of operations information of SCP for the period through the closing of the SCP Acquisition.

	Three months ended September 30,		Nine months ended September 30,
Condensed statement of operations information	2013	2012	2013	2012
Net revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss	—	(2,459)	(2,805)	(5,766)

Note 9. Debt:

Credit facilities acquired under the SCP Acquisition

SCP had outstanding debt obligations with the Agricultural Bank of China at the time of the SCP Acquisition. SCP originally entered into two credit facilities in the amount of RMB 37,000 ($5,987) and RMB 83,000 ($13,431) in June 2011 and August 2010, respectively, each with a five year term. Both credit facilities are secured by the property, plant and equipment of SCP. Amounts outstanding under the credit facilities bear an interest rate equal to the benchmark lending interest rate published by the People’s Bank of China. During the term of the loan, the rate is subject to adjustment every three months. As of September 30, 2013, RMB 118,000 ($19,193) was outstanding under these credit facilities, at an interest rate of 6.00% per annum. As the interest rate resets on a quarterly basis, the fair value of our long-term debt approximates its carrying value. Repayment will be accelerated if the liabilities to assets ratio of our SCP subsidiary exceed 70% and 80% during the term of the RMB 37,000 and RMB 83,000 credit facilities, respectively, or if our SCP subsidiary is unable to achieve 50% of its projected revenues when it commences commercial activities.

Principal payments due on the credit facility draws as of September 30, 2013 were as follows:

For the year ending:
September 30, 2014	$4,880
September 30, 2015	14,314

Silicon Valley Bank Loan and Security Agreement

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

The SVB Agreement contains various customary affirmative and negative covenants. The negative covenants restrict our ability to, among other things, incur additional indebtedness, create or permit to exist liens, make certain investments, dividends and other payments in respect of capital stock, sell assets or otherwise dispose of our property, change our lines of business, or enter into a merger or acquisition, in each case, subject to thresholds and exceptions as set forth in the SVB Agreement. The financial covenants in the original SVB Agreement are limited to maintenance of a minimum adjusted quick ratio and a minimum free cash flow. The SVB Agreement also contains customary events of default, including non-payment of principal, interest and other fees after stated grace periods, violations of covenants, material inaccuracy of representations and warranties, certain bankruptcy and liquidation events, certain material judgments and attachment events, cross-default to other debt in excess of a specified amount and material agreements, failure to maintain certain material governmental approvals, and actual or asserted invalidity of subordination terms, guarantees and collateral, in each case, subject to grace periods, thresholds and exceptions as set forth in the SVB Agreement. Loans under the SVB Agreement are secured by a lien on substantially all of our and our principal US operating subsidiary’s assets, other than our equity interests in our joint ventures and certain other limited exceptions.

On September 23, 2013, we entered into a Second Loan Modification Agreement (the “Modification”) to our SVB Agreement. The Modification altered the calculation methodology of the borrowing base that is used to determine our borrowing availability and the covenant for the Adjusted Quick Ratio tested at the end of each month and eliminated the covenant to maintain a specified level of free cash flow in quarters where we maintain eligible cash balances of $30 million or greater. We did not amend the term, the maximum availability, or the interest rate applicable to the amounts drawn under the SVB Agreement. As of September 30, 2013, no borrowings were outstanding and we were in compliance with all of our covenants under the SVB Agreement.

Note 10. Accrued liabilities:

Accrued liabilities at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Payroll and employee benefits	$4,820	$1,211
Sales and marketing	4,832	5,649
Other accrued liabilities	557	509

	$10,209	$7,369

Note 11. Fair value measurements:

Assets measured at fair value on a recurring basis as of September 30, 2013 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$15,127	$15,127	$—	$—

Corporate bonds and notes	60,054	—	60,054	—
Commercial paper	50,197	—	50,197	—

Short-term investments	$110,251	$—	$110,251	$—

Total assets	$125,378	$15,127	$110,251	$—

The fair value of our Level 2 investments is based on a combination of quoted market prices of similar securities and matrix pricing provided by third-party pricing services utilizing securities of similar quality and maturity.

Assets measured at fair value on a recurring basis as of December 31, 2012 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$18,141	$18,141	$—	$—

Corporate bonds and notes	13,358	—	13,358	—
Commercial paper	23,247	—	23,247	—

Short-term investments	$36,605	$—	$36,605	$—

Total assets	$54,746	$18,141	$36,605	$—

There were no transfers of assets between Level 1 and Level 2 during the periods presented.

Note 12. Accumulated other comprehensive income:

Accumulated other comprehensive income at September 30, 2013 and December 31, 2012 is comprised of the following:

	September 30, 2013	December 31, 2012
Currency translation adjustment, net of tax	$170	$2,488
Unrealized (losses) gains on available for sale securities, net of tax	(59)	12

Total accumulated other comprehensive income	$111	$2,500

The following table summarizes the changes in balances of each component of accumulated other comprehensive income, net of tax as of September 30, 2013.

	Currency translation adjustment	Unrealized gains (losses) on available for sale securities	Total
Balance as of December 31, 2012	$2,488	$12	$2,500

Other comprehensive income (loss) before reclassifications	464	(71)	393
Amounts reclassified from accumulated other comprehensive income (loss)	(2,782)	—	(2,782)

Net current-period other comprehensive loss	(2,318)	(71)	(2,389)

Balance as of September 30, 2013	$170	$(59)	$111

No amounts were reclassified out of accumulated other comprehensive income for the three months ended September 30, 2013. The table below presents the significant amounts reclassified out of each component of accumulated other comprehensive income for the nine months ended September 30, 2013.

Type of reclassification	Amount reclassified from accumulated other comprehensive income	Affected line item in the condensed consolidated statement of operations
Currency translation adjustment – reclassification of cumulative currency translation gain	$2,782	Gain on previously held equity interest

Total reclassification for the nine months ended September 30, 2013, net of tax	$2,782

Note 13. Earnings per share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, the following common share equivalents, comprised of restricted stock and unexercised stock options, have been excluded from the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2013 and 2012, respectively:

Anti-dilutive shares
Three months ended September 30, 2013	923,415
Three months ended September 30, 2012	2,403,630
Nine months ended September 30, 2013	1,212,899
Nine months ended September 30, 2012	2,403,630

The table below presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic and dilutive numerator:
Net income (loss), as reported	$2,826	$(3,750)	$26,034	$(16,755)

Denominator:
Weighted-average common shares outstanding—basic (in thousands)	28,745	27,977	28,349	27,943
Net effect of dilutive securities:
Stock options and restricted stock	823	—	702	—

Weighted-average common shares outstanding—diluted (in thousands)	29,568	27,977	29,051	27,943

Net income (loss) per common share (basic)	$0.10	$(0.13)	$0.92	$(0.60)

Net income (loss) per common share (diluted)	$0.10	$(0.13)	$0.90	$(0.60)

On September 16, 2013, we completed a registered equity offering, issuing 3,542,470 new shares of our common stock at $21.25 per share in exchange for total consideration of $75,277. We received proceeds from the offering, net of the underwriting discount and expenses, of $70,647.

Note 14. Stock-based compensation:

We granted 4,700 and 379,874 stock options during the three and nine months ended September 30, 2013, respectively, and granted 14,522 restricted stock units and 41,702 restricted stock awards during the nine months ended September 30, 2013. We granted 124,900 and 322,770 stock options during the three and nine months ended September 30, 2012, respectively. There were 28,984 and 95,642 stock options exercised during the three and nine months ended September 30, 2013, respectively, with an aggregate intrinsic value of $489 and $1,225, respectively.

Note 15. Net revenue by product:

Net revenue by product line is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Therapeutic class:
Anti-infective	$24,026	$18,173	$65,921	$57,314
Critical care	15,638	20,897	48,381	53,885
Oncology	21,178	10,359	66,342	19,190

	$60,842	$49,429	$180,644	$130,389

Note 16. Management reorganization:

In August 2012, we completed a reorganization of our executive management team in which we eliminated certain positions within the Company. Costs associated with the reorganization, primarily severance related charges, are reflected under the Management Reorganization caption in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012.

Note 17. Related party transactions:

As of September 30, 2013 and December 31, 2012, respectively, we had a receivable of $2,981 and $1,404 from Sagent Agila LLC, which is expected to offset future profit-sharing payments. As of September 30, 2013 and December 31, 2012, respectively, we had a payable of $2,480 and $7,026 to Sagent Agila LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements. During the three and nine months ended September 30, 2013, Sagent Agila LLC distributed $1,256 and $3,990, respectively, of profit sharing receipts to its joint venture partners. As the Sagent Agila joint venture had sufficient cumulative earnings at September 30, 2013, our share of the distribution for the nine months ended September 30, 2013 has been treated as a dividend received in the condensed consolidated statements of cash flows.

Note 18. Commitments and contingencies:

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

Zoledronic Acid (Generic versions of Zometa® and Reclast®).

On February 20, 2013, Novartis Pharmaceuticals Corporation (“Novartis”) sued the Company and several other defendants in the United States District Court for the District of New Jersey, alleging, among other things, that sales of the Company’s (i) zoledronic acid premix bag (4mg/100ml), made by ACS Dobfar Info S.A. (“Info”), also a defendant, a generic version of Novartis’ Zometa® ready to use bottle , would infringe U.S. Patent No. 7,932,241 (the “241 Patent”) and U.S. Patent No. 8,324,189 (the “189 Patent”) and (ii) zoledronic acid premix bag (5mg/100ml), also made by Info, a generic version of Novartis’ Reclast® ready to use bottle, would infringe U.S. Patent No. 8,052,987 and the 241 Patent, and (iii) zoledronic acid vial (4mg/5ml), made by Actavis LLC, also a defendant, a generic version of Novartis’ Zometa® vial, would infringe the 189 Patent. (Novartis Pharmaceuticals Corporation v. Actavis, LLC, et. al., Case No. 13-cv-1028) On March 1, 2013, the District Court denied Novartis’ request for a temporary restraining order against the Company and the other defendants, including Actavis and Info. On March 6, 2013, the Company, began selling Actavis’ zoledronic acid vial, the generic version of Zometa®. Also, as of August 27, 2013 and October 1, 2013, the Company began selling zoledronic acid premix bags in 4mg/100ml and 5mg/100ml presentations, respectively. The Company believes it has substantial meritorious defenses to the case, and the Company has sold and will continue to sell these products. Therefore, an adverse final determination that one of the patents is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, and the cautionary statements set forth below, as well as elsewhere in this Quarterly Report on Form 10-Q, and those contained in Part II, Item 1A under the heading “Risk Factors” in our Quarterly Report on Form 10-Q filed with the SEC on August 6, 2013, identify important factors that could cause actual results to differ materially from those indicated by our forward-looking statements. Such factors, include, but are not limited to:

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

With a primary focus on generic injectable pharmaceuticals, we offer our customers a broad range of products across anti-infective, oncolytic and critical care indications in a variety of presentations, including single- and multi-dose vials, pre-filled ready-to-use syringes and premix bags. We generally seek to develop injectable products where the form or packaging of the product can be enhanced to improve delivery, product safety or end-user convenience. Our management team includes industry veterans who have previously served critical functions at other injectable pharmaceutical companies and key customer groups and have long-standing relationships with customers, regulatory agencies, and suppliers. We have rapidly established a growing and diverse product portfolio and product pipeline as a result of our innovative business model, which combines an extensive network of international development, sourcing and manufacturing collaborations with our proven and experienced U.S.-based regulatory, quality assurance, business development, project management, and sales and marketing teams. In June 2013, we acquired the remaining 50% interest in SCP from our former joint venture partner. Accordingly, SCP is now a wholly-owned subsidiary and provides us with a dedicated, state-of-the-art manufacturing facility. Prior to the SCP Acquisition, we accounted for our investments in SCP using the equity method of accounting, as our interest in the entity provided for joint financial and operational control. Operating results of SCP prior to the SCP Acquisition were reported on a one-month lag.

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

	Three months ended September 30,				% of net revenue, three months ended September 30,
	2013	2012	$ Change	% Change	2013	2012	% Change
Adjusted Gross Profit	$19,135	$9,489	$9,646	102%	31.5%	19.2%	12.3%
Sagent portion of gross profit earned by Sagent Agila joint venture	548	2,268	(1,720)	-76%	0.9%	4.6%	-3.7%

Gross Profit	$18,587	$7,221	$11,366	157%	30.5%	14.6%	15.9%

	Nine months ended September 30,				% of net revenue, nine months ended September 30,
	2013	2012	$ Change	% Change	2013	2012	% Change
Adjusted Gross Profit	$62,172	$23,629	$38,543	163%	34.4%	18.1%	16.3%
Sagent portion of gross profit earned by Sagent Agila joint venture	1,909	4,140	(2,231)	-54%	1.1%	3.2%	-2.1%

Gross Profit	$60,263	$19,489	$40,774	209%	33.4%	14.9%	18.5%

EBITDA and Adjusted EBITDA

We use the non-GAAP financial measures “EBITDA” and “Adjusted EBITDA” and corresponding growth ratios. We define EBITDA as net income (loss) less interest expense, net of interest income, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as net income (loss) less interest expense, net of interest income, provision for income taxes, depreciation and amortization, stock-based compensation expense, the gain recorded on our previously held equity interest in SCP in connection with the SCP Acquisition and the equity in net loss of our SCP joint venture prior to the SCP Acquisition. We believe that EBITDA and Adjusted

EBITDA are relevant and useful supplemental information for our investors. Our management believes that the presentation of these non-GAAP financial measures, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measures, provides a more complete understanding of the factors and trends affecting Sagent than could be obtained absent these disclosures. Management uses EBITDA, Adjusted EBITDA and corresponding ratios to make operating and strategic decisions and evaluate our performance. We have disclosed these non-GAAP financial measures so that our investors have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that EBITDA and Adjusted EBITDA are useful supplemental tools to evaluate the underlying operating performance of the company on an ongoing basis. The limitation of these measures is that they exclude items that have an impact on net income (loss). The best way that these limitations can be addressed is by using EBITDA and Adjusted EBITDA in combination with our GAAP reported net income (loss). Because EBITDA and Adjusted EBITDA calculations may vary among other companies, the EBITDA and Adjusted EBITDA figures presented below may not be comparable to similarly titled measures used by other companies. Our use of EBITDA and Adjusted EBITDA is not meant to and should not be considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the following tables reconciling EBITDA and Adjusted EBITDA to our GAAP reported net income (loss) for the periods presented (dollars in thousands).

	Three months ended September 30,
	2013	2012	$ Change	% Change
Adjusted EBITDA	$6,222	$1,004	$5,218	520%
Stock-based compensation expense	1,073	1,641	(568)	-35%
Gain on previously-held equity interest[1]	—	—	—	n/m
Equity in net loss of SCP joint venture	—	1,115	(1,115)	-100%

EBITDA	$5,149	$(1,752)	$6,901	394%

Depreciation and amortization expense[2]	2,048	2,006	42	2%
Interest expense, net	275	(8)	283	3,538%
Provision for income taxes	—	—	—	—

Net income (loss)	$2,826	$(3,750)	$6,576	175%

	Nine months ended September 30,
	2013	2012	$ Change	% Change
Adjusted EBITDA	$33,642	$(3,304)	$36,946	1,118%
Stock-based compensation expense	4,230	4,297	(67)	-2%
Gain on previously-held equity interest[1]	(2,936)	—	(2,936)	n/m
Equity in net loss of SCP joint venture	1,825	3,137	(1,312)	-42%

EBITDA	$30,523	$(10,738)	$41,261	384%

Depreciation and amortization expense[2]	4,101	4,712	(611)	-13%
Interest expense, net	388	1,305	(917)	-70%
Provision for income taxes	—	—	—	—

Net income (loss)	$26,034	$(16,755)	$42,789	255%

[1]	As a result of the SCP Acquisition, we remeasured the previously held equity interest in SCP to fair value, resulting in a gain of $2,936 reported as gain on previously held equity interest in the condensed consolidated statements of operations. The gain includes $2,782 reclassified from accumulated other comprehensive income (loss), and previously recorded as currency translation adjustments.

[2]	Depreciation and amortization expense excludes $22 and $22 of amortization in the three months ended September 30, 2013 and 2012, respectively, and $65 and $486 in the nine months ended September 30, 2013 and 2012, respectively, related to deferred financing fees, which is included within interest expense and other in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012.

Discussion and Analysis

Consolidated results of operations

The following compares our consolidated results of operations for the three months ended September 30, 2013 with those of the three months ended September 30, 2012:

	Three months ended September 30,
	2013	2012	$ change	% change
Net revenue	$60,842	$49,429	$11,413	23%
Cost of sales	42,255	42,208	47	0%

Gross profit	18,587	7,221	11,366	157%
Gross profit as % of net revenues	30.5%	14.6%
Operating expenses:
Product development	6,888	4,011	2,877	72%
Selling, general and administrative	9,083	7,169	1,914	27%
Management reorganization	—	739	(739)	-100%
Equity in net income of joint ventures	(485)	(940)	(455)	-48%

Total operating expenses	15,486	10,979	4,507	42%

Income (loss) from operations	3,101	(3,758)	6,859	183%
Interest income and other	44	60	(16)	-27%
Interest expense	(319)	(52)	(267)	513%

Income (loss) before income taxes	2,826	(3,750)	6,576	175%
Provision for income taxes	—	—	—	—

Net income (loss)	$2,826	$(3,750)	$6,576	175%

Net income (loss) per common share:
Basic	$0.10	$(0.13)	$0.23	177%
Diluted	$0.10	$(0.13)	$0.23	177%

Net revenue: Net revenue for the three months ended September 30, 2013 totaled $60.8 million, an increase of $11.4 million, or 23%, as compared to $49.4 million for the three months ended September 30, 2012. The launch of 23 new codes or presentations of 10 products since September 30, 2012, including zoledronic acid vials at market formation, contributed $17.5 million in revenue during the third quarter of 2013. Net revenue for products launched prior to September 30, 2012 decreased $6.4 million, or 13%, to $43.1 million in the third quarter of 2013 due primarily to lower volumes on certain products due primarily to reductions in demand driven by the abatement of market shortages and increased competitive pricing pressures.

Cost of sales: Cost of goods sold for the three months ended September 30, 2013 totaled $42.3 million, an increase of less than $0.1 million, as compared to $42.2 million for the three months ended September 30, 2012. Gross profit as a percentage of net revenues was 30.6% for the three months ended September 30, 2013 compared to 14.6% for the three months ended September 30, 2012. Adjusted Gross Profit as a percentage of net revenue was 31.5% for the three months ended September 30, 2013, and 19.2% for the three months ended September 30, 2012. The increase in both gross profit and Adjusted Gross Profit is primarily due to the introduction of higher margin products in the past twelve months, particularly zoledronic acid vials at market formation in March 2013, partially offset by $1.1 million of unabsorbed manufacturing costs at our SCP facility.

Product development: Product development expense for the three months ended September 30, 2013 totaled $6.9 million, an increase of $2.9 million, or 72%, as compared to $4.0 million for the three months ended September 30, 2012. The increase in product development expense was primarily due to increased milestone expense for projects in our pipeline and $0.6 million of costs associated with development activities at SCP, which were included as part of the equity in net income of joint ventures in 2012.

As of September 30, 2013, our new product pipeline included 37 products represented by 61 ANDAs which we had filed, or licensed rights to, that were under review by the FDA and four products represented by nine ANDAs that have been recently approved and were pending commercial launch, including carboplatin, the first approved product out of our SCP facility. Also, we had an additional 28 products represented by 44 ANDAs under initial development at September 30, 2013.

Selling, general and administrative: Selling, general and administrative expenses for the three months ended September 30, 2013, totaled $9.1 million, an increase of $1.9 million, or 27%, as compared to $7.2 million for the three months ended September 30, 2012. The increase in selling, general and administrative expense was primarily due to $0.9 million of costs associated with our SCP subsidiary, which were included as part of the equity in net income of joint ventures in 2012. Selling, general and administrative expense as a percentage of net revenue was 15% and 15% for the three months ended September 30, 2013 and 2012, respectively.

Management reorganization: Restructuring expenses, primarily severance related charges in connection with eliminated positions, for the three months ended September 30, 2012 totaled $0.7 million. There were no such restructuring expenses in the three months ended September 30, 2013.

Equity in net income of joint ventures: Equity in net income of joint ventures for the three months ended September 30, 2013 totaled $0.5 million, a decrease of $0.5 million, or 48%, as compared to $0.9 million for the three months ended September 30, 2012. Included in this amount are the following (in thousands of dollars).

	Three Months Ended September 30,
	2013	2012
Sagent Agila LLC – Earnings directly related to the sale of product	$548	$2,268
Sagent Agila LLC – Product development costs	(63)	(213)
Kanghong Sagent (Chengdu) Pharmaceutical Co – net loss(1)	—	(1,115)

Equity in net income of joint ventures	$485	$940

(1)	Following the acquisition in June 2013, the results of SCP are included within our consolidated financial results.

Interest expense: Interest expense for the three months ended September 30, 2013 totaled $0.3 million, an increase of $0.3 million, or 513%, as compared to $0.1 million for the three months ended September 30, 2012.

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

Net income (loss) and diluted net earnings (loss) per common share: The net income for the three months ended September 30, 2013 of $2.8 million increased by $6.6 million, or 175%, from the $3.8 million net loss for the three months ended September 30, 2012. Diluted net earnings (loss) per common share increased by $0.23, or 177%. The increase in diluted net earnings (loss) per common share is due to the following factors:

Diluted EPS for the three months ended September 30, 2012	$(0.13)
Increase in earnings	0.22
Increase in diluted common shares outstanding	0.01

Diluted EPS for the three months ended September 30, 2013	$0.10

Adjusted EBITDA: Adjusted EBITDA for the three months ended September 30, 2013 of $6.2 million increased by $5.2 million, or 520%, from $1.0 million for the three months ended September 30, 2012. The improvement in adjusted EBITDA is driven predominately by the increased cash earnings of our business in the three months ended September 30, 2013, as our gross profit increased by $11.4 million during the period, partially offset by $2.3 million of cash costs associated with the consolidation of SCP.

The following compares our consolidated results of operations for the nine months ended September 30, 2013 with those of the nine months ended September 30, 2012:

	Nine months ended September 30,
	2013	2012	$ change	% change
Net revenue	$180,644	$130,389	$50,255	38%
Cost of sales	120,381	110,900	9,481	9%

Gross profit	60,263	19,489	40,774	209%
Gross profit as % of net revenues	33.4%	14.9%
Operating expenses:
Product development	15,629	12,700	2,929	23%
Selling, general and administrative	26,030	22,089	3,941	18%
Management reorganization	—	739	(739)	-100%
Equity in net loss (income) of joint ventures	118	(589)	707	120%

Total operating expenses	41,777	34,939	6,838	20%

Termination fee	5,000	—	5,000	n/m
Gain on previously held equity interest	2,936	—	2,936	n/m

Income (loss) from operations	26,422	(15,450)	41,872	271%
Interest income and other	94	210	(116)	-55%
Interest expense	(482)	(1,515)	1,033	-68%

Income (loss) before income taxes	26,034	(16,755)	42,789	255%
Provision for income taxes	—	—	—	—

Net income (loss)	$26,034	$(16,755)	$42,789	255%

Net income (loss) per common share:
Basic	$0.92	$(0.60)	$1.52	253%
Diluted	$0.90	$(0.60)	$1.50	250%

Net revenue: Net revenue for the nine months ended September 30, 2013 totaled $180.6 million, an increase of $50.3 million, or 38%, as compared to $130.4 million for the nine months ended September 30, 2012. The launch of 23 codes or presentations of 10 products since September 30, 2012, including zoledronic acid vials at market formation, contributed $52.1 million of the net revenue increase in the first nine months of the current year. Net revenue for products launched prior to September 30, 2012 decreased $2.1 million, or 2%, to $128.3 million in the first nine months of 2013.

Cost of sales: Cost of goods sold for the nine months ended September 30, 2013 totaled $120.4 million, an increase of $9.5 million, or 9%, as compared to $110.9 million for the nine months ended September 30, 2012. Gross profit as a percentage of net revenue was 33.4% for the nine months ended September 30, 2013 compared to 14.9% for the nine months ended September 30, 2012. Adjusted Gross Profit as a percentage of net revenue was 34.4% for the nine months ended September 30, 2013, and 18.1% for the nine months ended September 30, 2012. The increase in both gross profit and Adjusted Gross Profit is primarily due to the introduction of higher margin products in the past twelve months, particularly zoledronic acid vials at market formation in March 2013, partially offset by reductions in demand driven by the abatement of market shortages and competitive pricing pressures and $1.1 million of unabsorbed manufacturing costs at our SCP facility.

Product development: Product development expense for the nine months ended September 30, 2013 totaled $15.6 million, an increase of $2.9 million, or 23%, as compared to $12.7 million for the nine months ended September 30, 2012. The increase in product development expense was primarily due to increased milestone expense for projects in our pipeline and $0.6 million of costs associated with development activities at SCP, which were included as part of the equity in net loss (income) of joint ventures in 2012.

Selling, general and administrative: Selling, general and administrative expenses for the nine months ended September 30, 2013, totaled $26.0 million, an increase of $3.9 million, or 18%, as compared to $22.1 million for the nine months ended September 30, 2012. The increase in selling, general and administrative expense was primarily due to increases in employee-related costs and $0.9 million of costs associated with our SCP facility, which were included as part of the equity in net loss (income) of joint ventures in 2012. Selling, general and administrative expense as a percentage of net revenue was 14% and 17% for the nine months ended September 30, 2013 and 2012, respectively.

Equity in net loss (income) of joint ventures: Equity in net loss of joint ventures for the nine months ended September 30, 2013 totaled $0.1 million, as compared to income from joint ventures of $0.6 million for the nine months ended September 30, 2012. Included in this amount are the following (in thousands of dollars).

	Nine Months Ended September 30,
	2013	2012
Sagent Agila LLC – Earnings directly related to the sale of product	$(1,909)	$(4,141)
Sagent Agila LLC – Product development costs	202	415
Kanghong Sagent (Chengdu) Pharmaceutical Co – net loss	1,825	3,137

Equity in net loss of joint ventures	$118	$(589)

Termination fee: Termination fee for 2013 represents the $5.0 million one-time termination fee received in connection with our agreement in March 2013 to terminate our Manufacturing and Supply Agreement with Actavis effective December 31, 2014.

Gain on previously held equity interest: As a result of the SCP Acquisition, our previously held equity interest was remeasured to fair value, resulting in a gain of $2.9 million reported as gain on previously held equity interest in the condensed consolidated statements of operations. The gain includes $2.8 million reclassified from accumulated other comprehensive income, and previously recorded as currency translation adjustments.

Interest expense: Interest expense for the nine months ended September 30, 2013 totaled $0.5 million, a decrease of $1.0 million, or 68%, as compared to $1.5 million for the nine months ended September 30, 2012. The decrease was principally due to $1.1 million of deferred financing costs incurred in connection with the early termination and partial extinguishment of our former senior secured revolving and term loan credit facilities in February 2012.

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

Net income (loss) and diluted net earnings (loss) per common share: The net income for the nine months ended September 30, 2013 of $26.0 million increased by $42.8 million, or 255%, from the $16.8 million net loss for the nine months ended September 30, 2012. Diluted net earnings (loss) per common share increased by $1.50, or 250%. The increase in diluted net earnings (loss) per common share is due to the following factors:

Diluted EPS for the nine months ended September 30, 2012	$(0.60)
Increase in earnings	1.47
Increase in diluted common shares outstanding	0.03

Diluted EPS for the nine months ended September 30, 2013	$0.90

Adjusted EBITDA: Adjusted EBITDA for the nine months ended September 30, 2013 of $33.6 million increased by $36.9 million, or 1,118%, from negative $3.3 million for the nine months ended September 30, 2012. The improvement in Adjusted EBITDA is driven predominately by the increased cash earnings of the business in the nine months ended September 30, 2013, as our gross profit increased by $40.8 million during the period, partially offset by $2.3 million of cash costs associated with the consolidation of SCP.

Liquidity and Capital Resources

Funding Requirements

Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, launching the 41 products that are represented by our 70 ANDAs that have been recently approved and are pending commercial launch or are pending approval by the FDA as of September 30, 2013, successfully identifying and sourcing other new product opportunities, manufacturing products at our wholly-owned Chinese manufacturing facility, and business development activity.

Based on our existing business plan, we expect that cash, cash equivalents and short-term investments of approximately $156.2 million as of September 30, 2013, together with borrowings available under our SVB revolving loan facility, will be sufficient to fund our planned operations, including the continued development of our product pipeline, the further payments required in respect of the SCP Acquisition , our obligations under the ABC Loans and potential capital expansion at our Chinese facility, for at least the next 12 months. However, we may require additional funds in the event that we change our business plan, pursue additional strategic transactions, including the acquisition of businesses or products, or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the regulatory environment or the loss of or negative developments affecting key relationships with suppliers, group purchasing organizations or end-user customers.

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

If additional funding is not available, we may be required to terminate, significantly modify or delay the development or commercialization of new products and may not be able to achieve the manufacturing potential of our SCP facility. We may elect to raise additional funds even before we need them if we believe that the conditions for raising capital are favorable.

Cash Flows

Overview

On September 30, 2013, cash and cash equivalents on hand totaled $45.9 million. Short-term investments, generally U.S. government or investment grade corporate debt securities with a remaining term of two years or less, totaled $110.3 million. Working capital totaled $185.7 million and our current ratio (current assets to current liabilities) was approximately 4.4 to 1.0.

Sources and Uses of Cash

Operating activities: Net cash provided by operating activities was $31.7 million for the nine months ended September 30, 2013, compared with $18.4 million of cash used in operating activities for the nine months ended September 30, 2012. The increase in cash provided by operations was primarily due to the $36.9 million increase in Adjusted EBITDA and the reduction of cash used to repay accounts payables and other accrued liabilities in the nine months ended September 30, 2013.

Investing activities: Net cash used in investing activities was $84.7 million for the nine months ended September 30, 2013, compared with $30.5 million of net cash provided by investing activities in the nine months ended September 30, 2012. Cash used in investing activities during 2013 relates primarily to the investment of the proceeds from our September 2013 stock offering in short term investments, while cash provided by investing activities in 2012 relates to the net sale of short term investments of $34.0 million to repay in full all amounts due under our former term loan and senior secured revolving credit facilities in February 2012.

Financing activities: Net cash provided by financing activities was $71.1 million for the nine months ended September 30, 2013, compared to net cash used in financing activities of $37.4 million for the nine months ended September 30, 2012. Cash provided by financing activities in 2013 primarily relates to the $70.6 million net proceeds received from the issuance of 3,542,670 shares of our common stock at $21.25 per share in September 2013. Cash used in financing activities in 2012 primarily related to the repayment in full of all outstanding amounts due under our former term loan and senior secured revolving credit facilities in February 2012.

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

The SVB Agreement contains various customary affirmative and negative covenants. The negative covenants restrict our ability to, among other things, incur additional indebtedness, create or permit to exist liens, make certain investments, dividends and other payments in respect of capital stock, sell assets or otherwise dispose of our property, change our lines of business, or enter into a merger or acquisition, in each case, subject to thresholds and exceptions as set forth in the SVB Agreement. The financial covenants in the original SVB Agreement are limited to maintenance of a minimum adjusted quick ratio and a minimum free cash flow. The SVB Agreement also contains customary events of default, including non-payment of principal, interest and other fees after stated grace periods, violations of covenants, material inaccuracy of representations and warranties, certain bankruptcy and liquidation events, certain material judgments and attachment events, cross-default to other debt in excess of a specified amount and material agreements, failure to maintain certain material governmental approvals, and actual or asserted invalidity of subordination terms, guarantees and collateral, in each case, subject to grace periods, thresholds and exceptions as set forth in the SVB Agreement.

In September 2013, we entered into the Second Loan Modification Agreement (the “Second Modification Agreement”) to the SVB Agreement. The Second Modification Agreement makes certain amendments to the SVB Agreement, including: modifying the calculation methodology of the borrowing base that is used to determine the Company’s borrowing availability, while maximum availability remains $40.0 million; eliminating the covenant to maintain a specified level of free cash flow in quarters where the Company maintains eligible cash balances of $30.0 million or greater and modifying the covenant for the adjusted quick ratio to be tested at the end of each month; and providing additional flexibility for the Company to make certain investments. The Second Modification Agreement did not amend the term of the SVB Agreement, the maximum availability under the SVB Agreement, or the interest rate applicable to amounts drawn under the SVB Agreement, which remain unchanged.

As of September 30, 2013, there were no borrowings outstanding under our Silicon Valley Bank revolving loan facility, and we were in compliance with all covenants under this loan agreement.

Chinese loan facilities

SCP had outstanding debt obligations with the Agricultural Bank of China Ltd. (“ABC”) at the time of the SCP Acquisition. SCP originally entered into two loan contracts with ABC for RMB 83.0 million ($13.4 million) and RMB 37.0 million ($6.0 million) in August 2010 and June 2011, respectively (the “ABC Loans”). At September 30, 2013, RMB 118.0 million ($19.2 million) of the original loan remains outstanding, and is subject to a repayment schedule, with all amounts due and payable by August 2015. Borrowings under the ABC Loans were used for the construction of the SCP facility and funding of the ongoing operations of SCP up to the date of the SCP Acquisition. Amounts outstanding under the ABC Loans bear an interest rate equal to the benchmark lending interest rate published by the People’s Bank of China. During the term of the loan, the rate is subject to adjustment every three months. The ABC Loans are secured by the property, plant and equipment of SCP. The ABC Loans contain various covenants, including covenants that restrict SCP’s ability to incur additional indebtedness, provide guarantees, pledge or incur liens on assets, enter into merger, consolidation or acquisition transactions, or transfer assets. In addition, the ABC Loans contain financial covenants that require SCP to achieve specified minimum revenue levels and to maintain a specified liability to assets ratio. As of September 30, 2013, the interest rate for the ABC Loans was 6.00%.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the contractual obligations that are discussed below and in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2012, included in our Annual Report on Form 10-K, filed with the SEC on March 18, 2013.

Aggregate Contractual Obligations:

The following table summarizes our long-term contractual obligations and commitments as of September 30, 2013. The actual amounts that may be required in the future to repay borrowings under the SVB Agreement and the ABC Loans may be different, as a result of borrowings under the facility and foreign exchange rates, respectively.

	Payments due by period
Contractual obligations (1)	Total	Less than one year	1-3 years	3-5 years	More than five years
Long-term debt obligations (2)	$19,194	$4,880	$14,314	$—	$—
Operating lease obligations (3)	993	295	617	81	—
Contingent milestone payments (4)	26,184	12,947	10,341	2,896	—
SCP purchase consideration (5)	15,000	6,000	9,000	—	—
Joint venture funding requirements (6)	118	118	—	—	—

	$61,489	$24,240	$34,272	$2,977	$—

(1)	We had no material purchase commitments, individually or in the aggregate, under our manufacturing and supply agreements.
(2)	No amounts were drawn under the SVB revolving loan facility as of September 30, 2013. Includes amounts due under the ABC Loans assuming period-end foreign exchange rates.
(3)	Includes annual minimum lease payments related to non-cancelable operating leases.
(4)	Includes management’s estimate for contingent potential milestone payments and fees pursuant to strategic business agreements for the development and marketing of finished dosage form pharmaceutical products assuming all contingent milestone payments occur. Does not include contingent royalty payments, which are dependent on the introduction of new products.
(5)	Includes remaining purchase consideration payable under the SCP share purchase agreement.
(6)	Includes minimum funding requirements in connection with our Sagent Agila joint venture.

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

Following the SCP Acquisition, we have identified our accounting policies for consolidations and goodwill as new critical accounting policies, as further described below.

Consolidations

The consolidated financial statements of Sagent include the assets, liabilities, and results of operations of Sagent Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of September 30, 2013 include SCP as a wholly-owned subsidiary as a result of the SCP Acquisition on June 4, 2013. Prior to the SCP Acquisition, we accounted for our investment in SCP using the equity method of accounting, as our interest in the entity provided for joint financial and operational control. Operating results of SCP prior to the SCP Acquisition were reported on a one-month lag.

We account for investments in joint ventures, including Sagent Agila LLC and, prior to the SCP Acquisition, SCP, under the equity method of accounting, as our interest in each entity provides for joint financial and operational control. Our equity in the net income (loss) of Sagent Agila LLC and, prior to the SCP Acquisition, SCP, is included in the consolidated financial statements as equity in net income (loss) of joint ventures.

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

Contingencies

See Note 18. Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our market risks relate primarily to changes in interest rates, and following the SCP Acquisition, currency rate fluctuations between the Chinese Renminbi and US dollar.

Our SVB revolving loan facility bears floating interest rates that are tied to LIBOR and an alternate base rate, and therefore, our statements of operations and our cash flows will be exposed to changes in interest rates. As we had no borrowings outstanding at September 30, 2013, there is no impact related to potential changes in the LIBOR rate on our interest expense at September 30, 2013. Our ABC Loans bear floating interest rates that are tied to the benchmark lending interest rate published by the People’s Bank of China, and therefore our statements of operations and our cash flows are exposed to changes in interest and foreign exchange rates. Based on the amounts outstanding at September 30, 2013, a one percentage point increase in the benchmark lending rate published by the People’s Bank of China would increase our ongoing interest expense by $0.2 million per year, and a 10% strengthening of the Chinese Renminbi relative to the US dollar, would increase our ongoing interest expense by $0.1 million per year. We historically have not engaged in hedging activities related to our interest rate or foreign exchange risks.

At September 30, 2013, we had cash and cash equivalents and short-term investments of $45.9 million and $110.3 million, respectively. Our cash and cash equivalents are held primarily in cash and money market funds, and our short-term investments are held primarily in corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

We generally record sales in U.S. dollars and pay our expenses in the local currency of the legal entity that incurs the expense, either U.S. dollars or Chinese Renminbi. Substantially all of our business partners that supply us with API, product development services and finished product manufacturing are located in a number of foreign jurisdictions, and we believe those business partners generally incur their respective operating expenses in local currencies. As a result, both we and our business partners may be exposed to currency rate fluctuations and experience an effective increase in operating expenses in the event local currencies appreciate against the U.S. dollar. In this event, the cost of manufacturing product from our SCP facility may increase or such business partners may elect to stop providing us with these services or attempt to pass these increased costs back to us through increased prices for product development services, API sourcing or finished products that they supply to us. Historically we have not used derivatives to protect against adverse movements in currency rates.

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

Internal Control over Financial Reporting.

Management, together with our Chief Executive Officer and our Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2013. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Zoledronic Acid (Generic versions of Zometa® and Reclast®).

On February 20, 2013, Novartis Pharmaceuticals Corporation (“Novartis”) sued the Company and several other defendants in the United States District Court for the District of New Jersey, alleging, among other things, that sales of the Company’s (i) zoledronic acid premix bag (4mg/100ml), made by ACS Dobfar Info S.A. (“Info”), also a defendant, a generic version of Novartis’ Zometa® ready to use bottle , would infringe U.S. Patent No. 7,932,241 (the “241 Patent”) and U.S. Patent No. 8,324,189 (the “189 Patent”) and (ii) zoledronic acid premix bag (5mg/100ml), also made by Info, a generic version of Novartis’ Reclast® ready to use bottle, would infringe U.S. Patent No. 8,052,987 and the 241 Patent, and (iii) zoledronic acid vial (4mg/5ml), made by Actavis LLC, also a defendant, a generic version of Novartis’ Zometa® vial, would infringe the 189 Patent. (Novartis Pharmaceuticals Corporation v. Actavis, LLC, et. al., Case No. 13-cv-1028) On March 1, 2013, the District Court denied Novartis’ request for a temporary restraining order against the Company and the other defendants, including Actavis and Info. On March 6, 2013, the Company, began selling Actavis’ zoledronic acid vial, the generic version of Zometa®. Also, as of August 27, 2013 and October 1, 2013, the Company began selling zoledronic acid premix bags in 4mg/100ml and 5mg/100ml presentations, respectively. The Company believes it has substantial meritorious defenses to the case, and the Company has sold and will continue to sell these products. Therefore, an adverse final determination that one of the patents is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Item 1A. Risk Factors.

There were no material changes during the three months ended September 30, 2013 to the risk factors previously disclosed in Part II, Item 1A under the heading “Risk Factors” in our Quarterly Report on Form 10-Q filed with the SEC on August 6, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities during the Quarter ended September 30, 2013

There are currently no share repurchase programs authorized by our Board of Directors. We made no repurchases of our common stock during the third quarter of 2013.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

10.1	Second Loan Modification Agreement, dated September 23, 2013, by and among Sagent Pharmaceuticals, Inc., a Delaware corporation, Sagent Pharmaceuticals, Inc., a Wyoming corporation, and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed September 24, 2013).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	The following materials from Sagent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and (vi) document and entity information.

*	Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT PHARMACEUTICALS INC.

/s/ Jonathon M. Singer
Jonathon M. Singer Executive Vice President and Chief Financial Officer

November 5, 2013