Form 10-K
period 2013-12-31
Sagent Pharmaceuticals, Inc.
filed 2014-03-07
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2013, was $365 million. At February 28, 2014, there were 31,840,035, shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of its 2013 fiscal year in connection with its 2014 annual meeting of shareholders are incorporated by reference into Part III hereof.

Sagent Pharmaceuticals, Inc.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “could have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, our product pipeline and anticipated product approvals or the expected outcome or impact of pending or threatened litigation are forward-looking statements. In addition, this report contains forward-looking statements regarding the adequacy of our current cash balances to fund our ongoing operations; our utilization of our net operating loss carryforwards; our ability to realize the expected benefits from our acquisition of and investment in our China subsidiary; and the additional investments required to be made in our China subsidiary to achieve its manufacturing potential.

The forward-looking statements contained in this Annual Report on Form 10-K are subject to a number of risks and uncertainties, and the cautionary statements set forth below and those contained in Item 1A under the heading “Risk Factors,” Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K identify important factors that could cause actual results to differ materially from those indicated by our forward-looking statements. Such factors include, but are not limited to:

•

we rely on our business partners for the manufacture of substantially all of our products, and if our business partners fail to supply us with high-quality active pharmaceutical ingredient (“API”) or finished products in the quantities we require on a timely basis, sales of our products could be delayed or prevented, our revenues and margins could decline, which could have a material adverse effect on our business, financial condition and results of operations;

•

if we or any of our business partners are unable to comply with the quality and regulatory standards applicable to pharmaceutical drug manufacturers, or if approvals of pending applications are delayed as a result of quality or regulatory compliance concerns or merely backlogs at the US Food and Drug Administration (“FDA”), we may be unable to meet the demand for our products, may lose potential revenues and our business, financial position and results of operations could be materially adversely effected;

•

changes in the regulations, enforcement procedures or regulatory policies established by the FDA and other regulatory agencies are expected to increase the costs and time of development of our products and could delay or prevent sales of our products and our revenues could decline and our business, financial position and results of operations could be materially adversely effected;

•

three of our products, heparin, levofloxacin in a premix bag, and zoledronic acid vials, each of which is supplied to us by a single vendor, and two of which (heparin and zoledronic acid vials) are manufactured by a single supplier, represent a significant portion of our net revenues and, if the volume or pricing of any of these products declines, or we are unable to satisfy forecasted demand for any of these products, it could have a material adverse effect on our business, financial position and results of operations;

•

we participate in highly competitive markets, dominated by a few large competitors, and if we are unable to compete successfully, our revenues could decline and our business, financial position and results of operations could be materially adversely effected;

•	if we are unable to maintain our group purchasing organization and distributor relationships, our revenues could decline and results of operations could be negatively impacted;

•	we rely on a limited number of pharmaceutical wholesalers to distribute our products;

•	we depend to a significant degree upon our key personnel, the loss of whom could adversely effect our operations;

•	we may be exposed to product liability claims that could cause us to incur significant costs or cease selling some of our products;

•	our products may infringe the intellectual property rights of third parties, and we may incur substantial liabilities and may be unable to commercialize products in a profitable manner or at all;

•	our business could suffer if reimbursement by government-sponsored or private sector insurance programs for our current or future products is reduced or modified;

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

General

We are a specialty pharmaceutical company focused on developing, manufacturing, sourcing and marketing injectable pharmaceutical products, which we sell primarily in the United States of America through our highly experienced sales and marketing team. Initially founded in 2006 as Sagent Holding Co., a Cayman Islands company, we reincorporated as Sagent Pharmaceuticals, Inc., a Delaware corporation, in connection with our initial public offering, on April 26, 2011.

With a primary focus on generic injectable pharmaceuticals, which provide customers a lower-cost alternative to branded products when applicable patents have expired or been declared invalid, or when the products are determined not to infringe the patents of others, we offer our customers a broad range of products across anti-infective, oncolytic and critical care indications in a variety of presentations, including single- and multi-dose vials and ready-to-use pre-filled syringes and premix bags. We generally seek to develop injectable products where the form or packaging of the product can be enhanced to improve delivery, product safety or end-user convenience. Our management team includes industry veterans who have served critical functions at other injectable pharmaceutical companies and key customer groups and have long-standing relationships with customers, regulatory agencies, and suppliers. We have rapidly established a growing and diverse product portfolio and product pipeline as a result of our innovative business model. Our model combines an extensive network of international development, sourcing and manufacturing collaborations with our proven and experienced U.S.-based regulatory, quality assurance, business development, project management, and sales and marketing teams.

Products

Since our inception, we have focused on developing a broad product portfolio of injectable pharmaceuticals. As of December 31, 2013, our product portfolio has grown to a total of 53 products which can be classified into the following three product categories: anti-infective, oncology and critical care. Our anti-infective products assist in the treatment of various infections and related symptoms, our oncology products are used in the treatment of cancer and cancer-related medical problems, and our critical care products are used in a variety of critical care applications and include anesthetics, cardiac medications, steroidal products and sedatives. The table below presents the percentage of our total net revenue attributed to each product category for the years ended December 31, 2013, 2012 and 2011.

	Percentage of Net Revenue
Product category	For the year ended December 31,
	2013	2012	2011
Anti-infective products	37%	45%	42%
Oncology products	36%	16%	22%
Critical care products	27%	39%	36%

Total	100%	100%	100%

Within our anti-infective product category, cefepime accounted for approximately 13% of our net revenue for the year ended December 31, 2011, and levofloxacin accounted for approximately 13% and 14% of our net revenue for the years ended December 31, 2013 and 2012, respectively. Within our critical care product category, our heparin products accounted for approximately 18%, 23% and 26% of our net revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Within our oncology category, our zoledronic acid products accounted for approximately 15% of our net revenue for the year ended December 31, 2013. No other products accounted for more than 10% of our net revenue in any of the periods presented in the preceding table. We expect that our heparin, levofloxacin and zoledronic acid products will continue to represent a significant portion of our net revenue for the foreseeable future, however, we expect these percentages to decline going forward with the launch of new products.

Anti-Infective Products

Our key anti-infective products include:

Cefepime. Cefepime is a fourth-generation cephalosporin, an antibiotic used to treat a variety of infections, including infections of the urinary tract, skin and skin structure, as well as moderate to severe pneumonia, complicated intra-abdominal infections, and as empiric therapy for febrile neutropenic patients. Cefepime is the generic equivalent of Elan Corporation, plc’s MAXIPIME®. We launched cefepime for injection in April 2008 upon the expiration of the innovator patents. We are currently one of six competitors in the market.

Levofloxacin. Levofloxacin is a fluoroquinolone antibacterial indicated in adults 18 years of age or older with infections caused by designated, susceptible bacteria including: nosocomial and community acquired pneumonia, sinusitis, chronic bronchitis, skin and skin structure infections, prostatitis, urinary tract infection and pyelonephritis. Levofloxacin is the generic equivalent of Johnson & Johnson’s Levaquin®. In July 2011, we were the first company to launch the generic form of levofloxacin in three ready-to-use premix bag strengths following patent expiry in June 2011, and we launched the generic form of levofloxacin in two vial presentations in March 2012. We are currently one of four generic competitors offering a premix bag. Our levofloxacin products accounted for approximately 13% and 14% of our net revenue for the years ended December 31, 2013 and 2012, respectively.

Oncology Products

Our key oncology products include:

Docetaxel. Docetaxel is an antineoplastic agent used on its own to treat advanced or metastatic breast cancer after chemotherapy failure, or in connection with other agents in the treatment of breast cancer, non-small cell lung cancer, prostate cancer, gastric adenocarcinoma, advanced squamous cell carcinoma of the head and neck cancer. Docetaxel is the generic equivalent of Sanofi-Aventis’ Taxotere®. We launched Docetaxel in July 2013. We are currently one of seven competitors in the market.

Leucovorin Calcium. Leucovorin Calcium is a folic acid derivative used to prevent harmful effects of methotrexate when methotrexate is used to treat certain types of cancer. Leucovorin Calcium is also used to treat people who have accidentally received an overdose of methotrexate or similar medications. We launched Leucovorin Calcium in October 2012 and are currently one of four competitors in the market.

Zoledronic Acid. Zoledronic Acid is a bisphosphonate given intravenously to prevent skeletal fractures in patients with cancers such as multiple myeloma and prostate cancer, as well as for treating osteoporosis. Zoledronic Acid 4mg is the generic equivalent of Novartis’ Zometa®, and Zoledronic Acid 5mg is the generic equivalent of Novartis’ Reclast®. We launched zoledronic acid at market formation in a 4mg vial presentation in March 2013, a 4mg per 100mL premix bag presentation in August 2013, and a 5mg per 100mL premix bag presentation in October 2013. We are currently one of six generic competitors offering a 4mg presentation, and one of four generic competitors offering a 5mg presentation. Our zoledronic acid products accounted for approximately 15% of our net revenue for the year ended December 31, 2013.

Critical Care Products

Our key critical care products include:

Heparin. Heparin is an anticoagulant used to prevent and treat blood clotting, especially during and after surgery and dialysis. In July 2010, we launched nine different presentations of heparin sodium injection in latex-free vials, including 1,000 USP units per mL, 10,000 USP units per 10 mL, 30,000 USP units per 30 mL, 10,000 USP units per mL, 40,000 USP units per 4 mL, 5,000 USP units per mL, 50,000 USP units per 10 mL, 2,000 USP units per 2 mL and 20,000 USP units per mL. We are currently one of six suppliers of heparin finished product in the U.S. market. Our heparin products accounted for approximately 18%, 23% and 26% of our net revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

Sales and Marketing

Our sales and marketing team was comprised of 38 members as of December 31, 2013, including 26 seasoned sales representatives. Our nationwide sales force is comprised of representatives that typically have significant injectable pharmaceutical sales experience in their respective geographic regions. Collectively our sales force has an average of approximately 25 years of experience. We believe that our target markets are highly concentrated and can be penetrated effectively by our dedicated and experienced sales team with respect to both our existing and new products.

Our marketing efforts include a focus on enhanced delivery systems. We provide our products in a variety of convenient presentations, including ready-to-use pre-filled syringes and premix bags, eliminating unnecessary steps in the administration of our products to patients. All of our products are packaged and labeled using PreventIV Measures, our comprehensive, user-driven and patient-centered approach designed to improve patient safety by helping to prevent errors in the administration and delivery of medication to patients through the use of distinctive color coding and easy-to-read labels.

We market our products to group purchasing organizations (“GPOs”), specialty distributors and a diverse group of end-user customers. We have extensive experience contracting with, marketing to and servicing members of the major GPOs in the U.S. We currently derive, and expect to continue to derive, a large percentage of our revenue from end-user customers that are members of a small number of GPOs. For example, the five largest U.S. GPOs, AmeriNet, Inc. (“AmeriNet”), HealthTrust Purchasing Group (“HPG”), MedAssets Inc. (“MedAssets”), Novation, LLC (“Novation”), and Premier, Inc. (“Premier”) represented end-user customers that collectively accounted for approximately 39%, 33% and 30% of our net contract revenue for the years ended December 31, 2013, 2012 and 2011, respectively. We have pricing agreements for specified products with the major GPOs in the U.S., including AmeriNet, HPG, MedAssets, Novation and Premier. The scope of products included in these agreements varies by GPO. Our strategy is to have substantially all of our products covered under these agreements as we launch new products and these agreements come up for renewal. These agreements are typically multi-year in duration, but most of them may be terminated by either party with 60 or 90 day notice.

Customers

As is typical in the pharmaceutical industry, we distribute our products primarily through pharmaceutical wholesalers and, to a lesser extent, specialty distributors that focus on particular therapeutic product categories, for use by a wide variety of end-users, including U.S. hospitals, integrated delivery networks and alternative site facilities. For the year ended December 31, 2013, the products we sold through our three largest wholesalers, AmerisourceBergen Corp. (“Amerisource”), Cardinal Health Inc. (“Cardinal Health”) and McKesson Corp. (“McKesson”), accounted for approximately 36%, 25% and 24%, respectively, of our net revenue.

As end-users have multiple channels to access our products, we believe that we are not dependent on any single GPO, wholesaler or distributor for the distribution or sale of our products, although sales made to customers that contract through Premier accounted for approximately 19%, 15% and 14% of our net revenue for the years ended December 31, 2013, 2012, and 2011 respectively. No other single end-user customer or group of affiliated end-user customers accounted for more than 10% of our net revenue for the year ended December 31, 2013.

Product Distribution

Like many other pharmaceutical companies, we utilize an outside third-party logistics contractor to distribute our products. Since May 2007, our third-party logistics provider has handled all aspects of our product logistics efforts and related order to cash processes. Our products are distributed through a 450,000 square foot facility located in Memphis, Tennessee. Under our agreement with our third-party logistics provider, we maintain ownership of our finished products until sale to our customers. Our contract with our third-party logistics provider is scheduled to expire in December 2015, subject to automatic annual extensions unless either party elects not to extend the agreement by notifying the other party at least 90 days prior to expiration of the initial term or the applicable renewal term.

Seasonality

There are no significant seasonal aspects to our consolidated net sales.

Competition

Our industry is highly competitive and our principal competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. Our principal competitors include Fresenius Kabi (“Fresenius”), a division of Fresenius SE, Hospira, Inc. (“Hospira”), Pfizer Inc. (“Pfizer”), Sandoz International GmbH (“Sandoz”), a division of Novartis AG, Teva Pharmaceutical Industries Ltd. (“Teva”) and West-Ward Pharmaceutical Corp (“West-Ward”), a subsidiary of Hikma PLC. In most cases, these competitors have access to greater financial, marketing, technical and other resources than we do. As a result, they may be able to devote more resources to the development, manufacture, marketing and sale of products, receive a greater share of the capacity from API suppliers and finished product manufacturers, obtain more support from independent distributors, initiate or withstand substantial price competition or more readily take advantage of acquisition or other growth opportunities. We believe that the key competitive factors that will affect the development and commercial success of our current products and any future products that we may develop are price, reliability of supply, quality and enhanced product features.

Revenue and gross profit derived from sales of generic pharmaceutical products tend to follow a pattern based in large part on regulatory and competitive factors. As patents for branded products and related exclusivity periods expire or are ruled invalid, the first generic pharmaceutical manufacturer to receive regulatory approval for a generic version of the reference product is generally able to achieve significant market penetration and higher margins on that product. As competing generic manufacturers receive regulatory approval and begin to market this product, market share, revenue and gross profit typically decline for the original generic entrant. As more competitors enter a specific generic market, the average selling price per unit dose of the particular product typically declines for all competitors. The level of market share, revenue and gross profit attributable to a particular generic pharmaceutical product is significantly influenced by the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch in relation to competing approvals and launches. We intend to continue to develop and introduce new products in a timely and cost-effective manner, identify niche products with significant barriers to entry and develop products with enhanced features or other competitive advantages in order to maintain and grow our revenue and gross margins. In addition, we may challenge proprietary product patents to seek first-to-market rights.

Intellectual Property

As a specialty and generic pharmaceutical company, we have limited intellectual property surrounding our generic injectable products. However, we are developing specialized devices, systems and branding strategies that we aggressively seek to protect through trade secrets, unpatented proprietary know-how, continuing technological innovation and traditional intellectual property protection through trademarks, copyrights and patents to preserve our competitive position. In addition, we seek copyright protection of our packaging and labels. Our current trademarks include “Sagent Pharmaceuticals,” “Sagent,” “Injectables Excellence,” “Discover Injectables Excellence” and “PreventIV Measures.”

Product Development

We maintain an active product development program. Our new product pipeline can generally be classified into two categories: (i) new products for which we have submitted or acquired Abbreviated New Drug Applications (“ANDAs”) that are filed and under review by the FDA; and (ii) new products for which we have begun initial development activities such as sourcing of API and finished products and preparing the necessary ANDAs. As of December 31, 2013, our new product pipeline included: (i) 37 products represented by 62 ANDAs that we had filed, or licensed rights to, and were under review by the FDA, and two products represented by seven ANDAs that the FDA recently approved and are pending commercial launch; and (ii) approximately 24 additional products under initial development.

Our 62 ANDAs under review by the FDA as of December 31, 2013 have been on file for an average of approximately 33 months, with 12 of them being on file for less than 12 months, 12 of them being on file for between 12 and 24 months and 38 of them being on file for longer than 24 months.

Our product development activities also include expanding our product portfolio by adding new products through in-licensing and similar arrangements with manufacturers, virtual pharmaceutical development companies, and others that seek to utilize our U.S. sales and marketing expertise. We believe we provide our business partners with significant value under these arrangements by eliminating their need to develop and maintain a U.S.-focused sales and marketing organization. As of December 31, 2013, we marketed 31 of our 53 products under these types of in-licensing arrangements, and we intend to continue to expand our product portfolio in a cost-effective manner through these types of arrangements.

We generally own or license the rights to ANDAs for the products that we market and sell, which is determined based on the scope of services provided to us by a particular business partner. For example, we typically license the rights to ANDAs under collaborations in which the supplier only provides us with manufacturing services and typically own the ANDAs under collaborations in which the supplier also provides us with development services. When possible, we manage the regulatory submission of ANDAs for products developed in collaboration with our partners. We also assist our partners in developing ANDAs and will often lead FDA interactions post submission.

The goal of our product development activities is to select opportunities, develop finished products, complete and submit regulatory submissions and obtain regulatory approvals allowing product commercialization. Our product development efforts are customer focused and use our strong understanding of market needs from our long-term customer relationships to drive product selection. We now have the capability, through our SCP subsidiary, to develop and manufacture products. Once we identify a new product for development, we determine whether to perform the development and manufacturing at SCP or through one of our existing or new business relationships and secure API sourcing. We also select new products for development based on our ability to expand our existing collaborations to cover additional products that are currently manufactured or being developed by our business partners. We have made, and will continue to make, substantial investment in product development. Product development costs for the year ended December 31, 2013 totaled $20.3 million.

We utilize an in-house project management team of eight employees, three of whom have Ph.Ds and two of whom are located in China and India, to manage and coordinate our product development activities with our business partners. We also have 14 employees in China focused on product development activities at our wholly-owned manufacturing facility. Our experienced project management team has expertise in areas such as pharmaceutical formulation, analytical chemistry and drug delivery and experience working with our business partners. Actual development activities occur in the laboratories and other facilities of our business partners as well as at our manufacturing facility in Chengdu, China, and will expand to include our newly opened China National Research Center during 2014.

Our Collaboration Network

Overview

We have developed an international network of collaborations that provides us with extensive and diverse capabilities in the areas of new product development, API sourcing, finished product manufacturing and other business development opportunities. As of December 31, 2013, we had 46 business partners worldwide, including 14 in Europe, 12 in the Americas, ten in China and Taiwan, eight in India, one in the Middle East, and one in Australia.

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

Joint Venture

In addition to the foregoing types of agreements, we also utilize joint venture arrangements in sourcing our products. We currently have one joint venture which is summarized below.

Sagent Agila LLC

In January 2007, we and Strides Arcolab International Limited, a company based in the United Kingdom and a wholly-owned subsidiary of Strides Arcolab Limited (“Strides”), entered into a joint venture agreement pursuant to which the parties formed Sagent Agila LLC (formerly known as Sagent Strides LLC) (“Sagent Agila”). The joint venture was formed for the purpose of selling into the U.S. market a wide variety of generic injectable products manufactured by Strides in their Indian facilities. Thereafter, we and Sagent Agila entered into a number of agreements relating to distribution, manufacture, supply and quality, and, as of December 31, 2013, these agreements covered a total of 21 different products represented by 33 ANDA filings. As of December 31, 2013, one product was in initial development, seven products were subject to ANDAs under review by the FDA, one product has been approved by the FDA and 12 products have been launched by us. Products from the Sagent Agila joint venture accounted for 15% of our net revenue in the year ended December 31, 2012, and less than 10% of our net revenues in the years ended December 31, 2013 and 2011. In December 2013, Mylan Inc. acquired Agila Specialties Private Limited (“Agila”), the manufacturer of products for Sagent Agila, and Strides Inc., our joint venture partner, from Strides. This transaction did not have a material impact on our operations or financial position.

In September 2013, a facility owned by Agila received a warning letter from the FDA related to the FDA inspection of Agila’s Specialty Formulation Facility (“SFF”) in Bangalore, India. The warning letter identified violations of current good manufacturing practice (“cGMP”) related to the prevention of microbiological contamination of sterile drug products and systems to monitor environmental conditions in aseptic processing. The warning letter also described other deficiencies in the quality management function of SFF. The warning letter stated that new drug applications may not be approved until the facility has completed and the FDA has confirmed the remediation efforts and compliance with cGMP. Delays in the approval of the six Sagent Agila ANDAs currently being reviewed by the FDA, or limitations on the importation of products from the SFF facility, could have a material adverse effect on our business, financial position and results of operations.

Key Suppliers and Marketing Partners

Two of our business partners, A.C.S. Dobfar S.p.a. (“Dobfar”) and Gland Pharma Limited (“Gland”), provided us with products that collectively accounted for approximately 30% and 20%, respectively, of our net revenue for the year ended December 31, 2013, approximately 35% and 26%, respectively, of our net revenue for the year ended December 31, 2012, and approximately 33% and 29%, respectively, of our net revenue for the year ended December 31, 2011. Set forth below is a brief discussion of the terms of our arrangements with these two partners along with our agreement with Actavis.

Dobfar

In 2007, we entered into manufacture and supply agreements with ACS Dobfar SpA-Italy (“Dobfar”) and its distributor, WorldGen LLC (“WorldGen”), and with ACS Dobfar SA-Switzerland (“Info”). Pursuant to the agreements, Dobfar develops, manufactures and supplies us with presentations of cefepime through WorldGen, and Info develops, manufactures and supplies us with presentations of levofloxacin in premix bags. In addition, we also have supply agreements or other purchase commitments with Dobfar and/or WorldGen covering six currently marketed products – ampicillin, ampicillin sulbactam, cefazolin, cefoxitin, ceftazadime and ceftriaxone, and, with Info, covering three currently marketed products – ciprofloxacin, fluconazole, and zoledronic acid bags, in both 4mg and 5mg presentations. We have additional products currently under evaluation or development with both Dobfar and Info.

We have agreed to pay WorldGen the transfer price for each unit of cefepime provided under the agreement. The initial term of the agreement expired on April 1, 2013, after which we had the option to renew the agreement for successive additional one-year terms unless Dobfar provides notice of its intent to terminate the agreement at least one year prior to its initial expiration date or at least six months prior to the expiration of a renewal term. In February 2014, we exercised our option to renew the agreement for another one-year term through April 1, 2015.

Under the agreement with Info, we have agreed to pay a transfer price for each unit of levofloxacin supplied, plus a percentage of the net profit from the sales of levofloxacin in premix bags. In addition, we have agreed to share equally with Info the cost of development activities. The initial term of the agreement expires on July 7, 2016, after which we have the option to renew the agreement for successive additional two year terms unless Info provides notice of its intent to terminate the agreement at least two years prior to its initial expiration date or the expiration date of a renewal term.

For the year ended December 31, 2013, net gross profit from products marketed under our agreements with Dobfar and its affiliates ranged from -38% to 49%. Net gross profit represents: (i) net sales less the cost of finished goods and inbound freight, which ranges from -39% to 98% of net sales, and (ii) applicable profit sharing due to Dobfar which ranges from 0% to 49% of net sales.

Gland

In June 2008, we entered into a development and supply agreement with Gland. Pursuant to the agreement, we and Gland jointly developed our heparin products, and Gland agreed to supply us heparin for sale in the U.S. market. In addition, we have agreed to use Gland as our exclusive supplier for heparin and Gland has agreed not to, directly or indirectly, sell heparin to any other person or entity that markets or makes use of or sells heparin in the U.S., subject to certain exceptions. In addition, we also have other supply agreements with Gland covering four currently marketed products, adenosine, amiodarone, ondansetron and vancomycin, and additional products currently under initial development.

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

For the year ended December 31, 2013, net gross profit from products marketed under our agreements with Gland ranged from 0% to 68%. Net gross profit represents: (i) net sales less the cost of finished goods and inbound freight, which ranges from 0% to 79% of net sales, and (ii) applicable profit sharing due to Gland which ranges from 0% to 42% of net sales.

Actavis

In April 2009, we entered into a development, manufacturing and supply agreement with Actavis, an international pharmaceutical company. Under the terms of this agreement, we became the exclusive U.S. marketing partner under certain conditions for a portfolio of six specialty injectable products developed and manufactured by Actavis under its ANDAs. In February 2010, this agreement was amended to include two additional products. Pursuant to this agreement, Actavis supplies these products to us at a specified transfer price and will receive a specified percentage of the net profit from sales of such products. As of December 31, 2013, this agreement with Actavis covered ten products, including zoledronic acid 4mg vials, all of which are currently marketed.

In March 2013, we agreed with Actavis to terminate the development, manufacturing and supply agreement effective December 31, 2014. As consideration for the termination of the agreement, we received a one-time payment of $5.0 million in March 2013 and will receive a greater percentage of the net profit from sales of products during the remaining term of the agreement.

For the year ended December 31, 2013, net gross profit from products marketed under our agreements with Actavis ranged from -46% to 75%. Net gross profit represents: (i) net sales less the cost of finished goods and inbound freight, which ranges from -26% to 83% of net sales, and (ii) applicable profit sharing due to Actavis which ranges from 0% to 24% of net sales.

Quality Assurance and Facility Compliance

An important component of our strategy is to actively partner with our international network of collaborators to focus on quality assurance (“QA”), U.S. cGMP compliance, regulatory affairs and product development. We have developed and implemented quality management systems, including our in-house QA and facility compliance teams, to inspect, assess, train and qualify our vendors’ facilities, work to ensure that the facilities and the products manufactured in those facilities for us are cGMP compliant, and provide support for product launches and regulatory agency facility inspections. Our QA team provides product distribution authorization for finished products before they are shipped under our name, releases product upon receipt at our Memphis distribution center and monitors on-going product quality throughout the product lifecycle. Our in-house facility compliance team qualifies new vendors through an extensive inspection process, implements our quality control systems and monitors on-going vendor compliance with cGMPs through on-going surveillance, cGMP training and periodic performance evaluations. We work with our business partners to evaluate facility design, systems and capabilities to ensure that their manufacturing facilities meet or exceed industry standards and are capable of maintaining on-going FDA compliance. As of December 31, 2013, our in-house facility compliance team had qualified over 100 vendor sites. We are committed to upholding and enforcing our quality standards and only establish collaboration with those business partners who we believe share our commitment to quality and regulatory compliance. In addition, we have robust on-going qualification and compliance programs in place, which include routine audits, performance evaluations and for-cause audits. We have undergone three FDA inspections at our corporate headquarters, in 2007, 2010 and 2012, and one FDA inspection, in 2012, at our Chinese manufacturing facility. We have no open items from FDA Form 483s, which identify compliance concerns or objectionable conditions arising out of such inspections.

Financial Information on Geographic Areas

During 2013, 0.2% of our sales were made outside the United States of America and its territories, predominately in China. All of our sales were made in the United States of America and its territories in 2012 and 2011.

Employees

As of December 31, 2013, we had a total of 269 full-time employees, of which 38 were in sales and marketing, 34 were in regulatory affairs and facility compliance and 35 were in administration and finance in the United States, and 162 were employed by our Chengdu, China manufacturing facility. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

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

We rely upon our third-party business partners, principally located outside of the U.S., for the supply of all API and substantially all finished products. In most cases, we rely upon a limited number of business partners to supply us with the API or finished products for each of our products. If our business partners do not continue to provide these services or products to us we might not be able to obtain these services or products from others in a timely manner or on commercially acceptable terms. Likewise, if our business partners encounter delays or difficulties in producing API or our finished products, the distribution, marketing and subsequent sales of these products could be adversely affected. If, for any reason, our business partners are unable to obtain or deliver sufficient quantities of API or finished products on a timely basis or we develop any significant disagreements with our business partners, the manufacture or supply of our products could be disrupted, which may decrease our sales revenue, increase our operating expenses or otherwise negatively impact our operations. In addition, if we are unable to engage and retain business partners for the supply of API or finished product manufacturing on commercially acceptable terms, we may not be able to sell our products as planned.

Substantially all of our products are sterile injectable pharmaceuticals. The manufacture of our products is highly exacting and complex and our business partners may experience problems during the manufacture of API or finished products for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, problems with raw materials, natural disaster related events or other environmental factors. In addition, the manufacture of certain API that we require for our products or the finished products require dedicated facilities and we may rely on a limited number or, in most cases, single vendors for these products and services. If problems arise during the production, storage or distribution of a batch of product, that batch of product may have to be discarded. If we are unable to find alternative qualified sources of API or finished products, this could, among other things, lead to increased costs, lost sales, damage to customer relations, time and expense spent investigating the cause and, depending upon the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to market, voluntary recalls, corrective actions or product liability related costs may also be incurred. For example, in June 2013 we initiated a voluntary recall of all lots of a critical care product that we sold from August 2011 through May 2013 due to the discovery of an elevated impurity result detected during routine quality testing of stability samples at the 18-month interval and in March 2011 we initiated a voluntary recall of all lots of one of our critical care products delivered in a pre-filled syringe that we sold from April 2010 to March 2011 due to reports of incompatibility of certain needleless I.V. sets with these products. Problems with respect to the manufacture, storage or distribution of our products could have a material adverse effect on our business, financial condition and results of operations.

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

If we or any of our business partners are unable to comply with the regulatory standards applicable to pharmaceutical manufacturers, we may be unable to meet the demand for our products, may lose potential revenues and our business, financial position and results of operations may be materially adversely affected.

All of our business partners who supply us with API or finished products are subject to extensive regulation by governmental authorities in the U.S. and in other countries. Regulatory approval to manufacture a drug is site-specific. Our suppliers’ facilities and procedures are subject to ongoing regulation, including periodic inspection by the FDA and foreign regulatory agencies. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGMP or other regulations, or a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately cured. If any regulatory body were to require one of our vendors to cease or limit production, our business could be adversely affected.

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

In September 2013, a facility owned by Agila received a warning letter from the FDA related to the FDA inspection of Agila’s Specialty Formulation Facility (“SFF”) in Bangalore, India. The warning letter identified violations of current good manufacturing practice (“cGMP”) related to the prevention of microbiological contamination of sterile drug products and systems to monitor environmental conditions in aseptic processing. The warning letter also described other deficiencies in the quality management function of SFF. The warning letter stated that new drug applications may not be approved until the facility has completed and the FDA has confirmed the remediation efforts and compliance with cGMP. Delays in the approval of the six Sagent Agila ANDAs currently being reviewed by the FDA, or limitations on the importation of products from the SFF facility, could have a material adverse effect on our business, financial position and results of operations.

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

Our products generally must receive appropriate regulatory clearance from the FDA before they can be sold in the U.S. Any change in the regulations, enforcement procedures or regulatory policies set by the FDA and other regulatory agencies could increase the costs or time of development of our products and delay or prevent sales of our products. For instance, beginning in October 2012, we began to pay a required filing fee to the FDA as part of every new ANDA submission and were required to pay an additional fee with respect to ANDAs previously filed, but not yet approved, as of October 1, 2012. We cannot determine what effect further changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted, may have on our business in the future. Such changes could, among other things, require:

•	changes to manufacturing methods;

•	expanded or different labeling;

•	recall, replacement or discontinuance of certain products;

•	additional record keeping; and

•	changes in methods to determine bio-equivalents

Such changes, or new legislation, could increase the costs of, delay or prevent sales of our products and, as a result, our business, financial position and results of operations may be materially adversely effected. In addition, increases in the time that is required for us to obtain FDA approval of ANDAs could delay our commercialization of new products. In that regard, the time required to obtain FDA approval of ANDAs has increased from an industry-wide median of approximately 22 months after initial filing in 2008 to an industry-wide median of approximately 34 months after initial filing in 2013. Approval times could continue to increase as a result of the upcoming expiration of the U.S. patents covering a number of key injectable pharmaceutical products. No assurance can be given that ANDAs submitted for our products will receive FDA approval on a timely basis, if at all, nor can we estimate the timing of the ANDA approvals with any reasonable degree of certainty.

A relatively small group of products supplied by a limited number of our vendors represents a significant portion of our net revenue. If the volume or pricing of any of these products declines, or we are unable to satisfy market demand for these products, it could have a material adverse effect on our business, financial position and results of operations.

Sales of a limited number of our products collectively represent a significant portion of our net revenue. If the volume or pricing of our largest selling products declines in the future or we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially adversely affected. Additionally, the price volatility of generic pharmaceutical products launched at market formation, such as zoledronic acid in March 2013, is generally greater than the volatility in established generic markets. Should prices in newly formed markets decline more rapidly than anticipated, our financial position and results of operations could be materially adversely affected.

Three of our products, zoledronic acid, heparin and levofloxacin, collectively accounted for approximately 46% of our net revenue for the year ended December 31, 2013, while heparin and levofloxacin accounted for approximately 37% of our net revenue for the year ended December 31, 2012, and heparin, levofloxacin and cefepime collectively accounted for approximately 39% of our net revenue for the year ended December 31, 2011. Our ten largest products accounted for approximately 70%, 70% and 76% of our net revenue for the years ended December 31, 2013, 2012 and 2011, respectively. We expect that our heparin, levofloxacin, and zoledronic acid products will continue to represent a significant portion of our net revenues for the foreseeable future. These and our other key products could be rendered obsolete or uneconomical by numerous factors, many of which are beyond our control, including:

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

In addition, we currently rely on single vendors to supply us with API and finished product manufacturing with respect to heparin, levofloxacin in a premix bag and zoledronic acid 4mg vials. If we are unable to maintain our relationships with these vendors on commercially acceptable terms, it could have a material adverse effect on our business, financial position and results of operations.

Our markets are highly competitive and, if we are unable to compete successfully, our revenues could decline and our business, financial position and results of operations may be materially adversely affected.

The injectable pharmaceutical market is highly competitive. Our competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. Our principal competitors include Fresenius, Hospira, Pfizer, Sandoz, Teva and West-Ward. In most cases, these competitors have access to greater financial, marketing, technical and other resources than we do. As a result, they may be able to devote more resources to the development, manufacture, marketing and sale of their products, receive a greater share of the capacity from API suppliers and finished product manufacturers, obtain more support from independent distributors, initiate or withstand substantial price competition or more readily take advantage of acquisition or other growth opportunities.

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

The generic injectable pharmaceutical market has experienced a number of significant merger and acquisition transactions that are driving consolidation in the markets in which we compete. Such consolidations may create larger companies with which we must compete, eliminate actual or potential sources for API and finished products, reduce the number of vendors willing to supply us with products, and provide further pressure on prices, development activities or customer retention. The impact of consolidation in the industry could have a material adverse impact on our business, results of operations and financial position.

In addition to competition from established market participants, new entrants to the generic injectable pharmaceutical market could substantially reduce our market share or render our products obsolete. Most of our products are generic injectable versions of branded products. As patents for branded products and related exclusivity periods expire or are ruled invalid, the first generic pharmaceutical manufacturer to receive regulatory approval for a generic version of the reference product is generally able to achieve significant market penetration and higher margins on that product. As competing generic manufacturers receive regulatory approval on, and begin to market, this product, market share, revenue and gross profit typically decline for the original generic entrant. In addition, as more competitors enter a specific generic market, the average selling price per unit dose of the particular product typically declines for all competitors. Our ability to sustain our level of market share, revenue and gross profit attributable to a particular generic pharmaceutical product is significantly influenced by the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch in relation to competing approvals and launches.

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

Our future success will depend to a significant degree on our ability to continue to develop and commercialize new products in a timely and cost-effective manner. The development and commercialization of new products is complex, time-consuming and costly and involves a high degree of business risk. As of December 31, 2013, we actively marketed 53 products, and our new product pipeline included 37 products represented by 62 ANDAs that we had filed, or licensed rights to, and were under review by the FDA, and two products represented by seven ANDAs that have been recently approved by the FDA and are pending commercial launch. We may, however, encounter unexpected delays in the launch of these products, or these products, if and when fully commercialized by us, may not perform as we expect. For example, our 62 pending ANDAs may not receive FDA approval on a timely basis, if at all.

The success of our new product offerings will depend upon several factors, including our ability to anticipate customer needs, obtain timely regulatory approvals and locate and establish collaborations with suppliers of API, product development and finished product manufacturing in a timely and cost-effective manner. In addition, the development and commercialization of new products is characterized by significant up-front costs, including costs associated with product development activities, sourcing API and manufacturing capability, obtaining regulatory approval, building inventory and sales and marketing. Furthermore, the development and commercialization of new products is subject to inherent risks, including the possibility that any new product may:

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

If we are unable to maintain our GPO relationships, our results of operations could be adversely affected.

Most of the end-users of injectable pharmaceutical products have relationships with GPOs whereby such GPOs provide such end-users access to a broad range of pharmaceutical products from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the drug purchasing decisions of such end-users. Hospitals and other end-users contract with the GPO of their choice for their purchasing needs. Collectively, we believe the five largest U.S. GPOs represented the majority of the acute care hospital market in 2013. We currently derive, and expect to continue to derive, a large percentage of our revenue from end-user customers that are members of a small number of GPOs. For example, the five largest U.S. GPOs represented end-user customers that collectively accounted for approximately 39%, 33% and 30% of our net contract revenue for each of the years ended December 31, 2013, 2012 and 2011, respectively. Maintaining our strong relationships with these GPOs will require us to continue to be a reliable supplier, offer a broad product line, remain price competitive, comply with FDA regulations and provide high-quality products. Although our GPO pricing agreements are typically multi-year in duration, most of them may be terminated by either party with 60 or 90 days notice. The GPOs with whom we have relationships may have relationships with manufacturers that sell competing products, and such GPOs may earn higher margins from these products or combinations of competing products or may prefer products other than ours for other reasons. If we are unable to maintain our GPO relationships, sales of our products and revenue could decline and our results of operations could be materially adversely affected.

We rely on a limited number of pharmaceutical wholesalers to distribute our products.

As is typical in the pharmaceutical industry, we rely upon pharmaceutical wholesalers in connection with the distribution of our products. A significant amount of our products are sold to end-users under GPO pricing arrangements through a limited number of pharmaceutical wholesalers. We currently derive, and expect to continue to derive, a large percentage of our sales through the three largest wholesalers in the U.S. market, Amerisource, Cardinal Health and McKesson. For the year ended December 31, 2013, the products we sold through these wholesalers accounted for approximately 36%, 25% and 24%, respectively, of our net revenue. Collectively, our sales to these three wholesalers represented approximately 84%, 82% and 83% of our net revenue for the years ended December 31, 2013, 2012 and 2011, respectively. If we are unable to maintain our business relationships with these major pharmaceutical wholesalers on commercially acceptable terms, it could have a material adverse effect on our sales and results of operations.

We depend upon our key personnel, the loss of whom could adversely affect our operations. If we fail to attract and retain the talent required for our business, our business could be materially harmed.

We are a relatively small company and we depend to a significant degree on the principal members of our management and sales team, which include Messrs. Yordon, our Chief Executive Officer, Hussey, our President, Singer, our Executive Vice President and Chief Financial Officer, Logerfo, our Executive Vice President and Chief Legal Officer and Patterson, our Executive Vice President, National Accounts and Corporate Development. The loss of services from any of these persons may significantly delay or prevent the achievement of our product development or business objectives. We carry key man life insurance on Mr. Yordon in the amount of $5.0 million; we do not carry key man life insurance on any other key personnel. We have entered into employment agreements with certain of our key employees that contain restrictive covenants relating to non-competition and non-solicitation of our customers and employees for a period of 12 months after termination of employment. Nevertheless, each of our officers and key employees may terminate his or her employment at any time without notice and without cause or good reason, and so as a practical matter these agreements do not guarantee the continued service of these employees. Our success depends upon our ability to attract and retain highly qualified personnel. Competition among pharmaceutical and biotechnology companies for qualified employees is intense, and the ability to attract and retain qualified individuals is critical to our success. We may not be able to attract and retain these individuals on acceptable terms or at all, and our inability to do so could significantly impair our ability to compete.

Our inability to manage our planned growth could harm our business.

As we expand our business and integrate our SCP manufacturing facility in China, we expect that our operating expenses and capital requirements will increase. As our product portfolio and product pipeline grow, we may require additional personnel on our project management, in-house quality assurance and facility compliance teams to work with our partners on quality assurance, U.S. cGMP compliance, regulatory affairs and product development. As a result, our operating expenses and capital requirements may increase significantly. In addition, we may encounter unexpected difficulties managing our worldwide network of collaborations with API suppliers and finished product developers and manufacturers as we seek to expand such network in order to expand our product portfolio. Our ability to manage our growth effectively requires us to forecast accurately our sales, growth and global manufacturing capacity and to expend funds to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our anticipated growth effectively, our business could be harmed.

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

We seek to launch generic pharmaceutical products either where patent protection or other regulatory exclusivity of equivalent branded products has expired, where patents have been declared invalid or where products do not infringe on the patents of others. However, at times, we may seek approval to market generic products before the expiration of patents relating to the branded versions of those products, based upon our belief that such patents are invalid or otherwise unenforceable or would not be infringed by our products. Our success depends in part on our ability to operate without infringing the patents and proprietary rights of third parties. The manufacture, use and sale of generic versions of products has been subject to substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. If our products were found to be infringing on the intellectual property rights of a third-party, we could be required to cease selling the infringing products, causing us to lose future sales revenue from such products and face substantial liabilities for patent infringement, in the form of either payment for the innovator’s lost profits or a royalty on our sales of the infringing product. These damages may be significant and could materially adversely affect our business. Any litigation, regardless of the merits or eventual outcome, would be costly and time consuming and we could incur significant costs and/or a significant reduction in revenue in defending the action and from the resulting delays in manufacturing, marketing or selling any of our products subject to such claims.

Recently enacted and future healthcare law and policy changes may adversely affect our business.

In March 2010, the U.S. Congress enacted the Affordable Care Act and the Health Care and Education Reconciliation Act. This health care reform legislation is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. While we will not know the full effects of this health care reform legislation until applicable federal and state agencies issue additional regulations or guidance under the new law, it appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

We may require significant additional funds earlier than we currently expect in the event we change our business plan, execute a strategic acquisition, or encounter unexpected developments, including unforeseen competitive conditions within our markets, changes in the general economic climate, changes in the regulatory environment, the loss of key relationships with suppliers, GPOs or end-user customers or other unexpected developments that may have a material effect on the cash flows or results of operations of our business. If required, additional funding may not be available to us on acceptable terms or at all. Our ability to raise additional funding, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future results of operations, our relative levels of debt and equity, the volatility and overall condition of the capital markets and the market prices of our securities. We may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration arrangements. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. In addition, additional debt financing may only be available to us on less favorable terms than our SVB Loan Facility, including higher interest rates or greater exposure to interest rate risk. If we raise additional funds through collaboration arrangements, we may have to relinquish valuable rights to our products or grant licenses on terms that are not favorable to us. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.

We are subject to a number of risks associated with managing our international network of collaborations.

We have an international network of collaborations that includes 46 business partners worldwide as of December 31, 2013, including 14 in Europe, twelve in the Americas, ten in China and Taiwan, eight in India, one in the Middle East and one in Australia. As part of our business strategy, we intend to continue to identify further collaborations involving API sourcing, product development, finished product manufacturing and product licensing. We expect that a significant percentage of these new collaborations will be with business partners located outside the U.S. Managing our existing and future international network of collaborations could impose substantial burdens on our resources, divert management’s attention from other areas of our business and otherwise harm our business. In addition, our international network of collaborations subjects us to certain risks, including:

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

Our SCP manufacturing facility in China represents a significant investment by us. Through December 31, 2012, we had invested an aggregate of approximately $26.0 million in our KSCP joint venture, and on June 4, 2013, we completed the purchase of the remaining equity interests in SCP from our former joint venture partner for $25.0 million, payable in installments through 2015. Our SCP manufacturing facility was established to construct and operate an FDA approvable, cGMP, sterile manufacturing facility in Chengdu, China that will provide us with access to dedicated manufacturing capacity that utilizes state-of-the-art full isolator technology for aseptic filling. Through this facility, SCP is expected to manufacture finished products for us on an exclusive basis for sale in the U.S. and other attractive markets and for third parties on a contract basis for sale in other non-U.S. markets. SCP may also directly access the Chinese domestic market. The FDA inspected the facility in 2012, and the facility received its first product approval during the first half of 2013. As such, SCP has only recently commenced commercial operations, and has historically incurred significant operating losses. We expect SCP to continue to incur significant operating losses for the foreseeable future as it continues to ramp up its operations. Since the SCP Acquisition, we have consolidated its results of operations with our results of operations for accounting purposes. As a result, all of SCP’s operating losses are now reflected in our consolidated financial statements, which will have a negative impact on our reported operating results.

We may never, however, realize the expected benefits of our SCP manufacturing facility due to, among other things:

•	the facility may never become commercially viable for a variety of reasons in and/or beyond our control;

•	the facility may never receive appropriate FDA or other regulatory approvals to manufacture additional products or such approvals may be delayed;

•

we may be required to incur substantial expenses and make substantial capital investments to enable the facility to operate efficiently and to contribute positively to our revenue or earnings; general political and economic uncertainty could impact operations at the facility, including multiple regulatory requirements that are subject to change, any future implementation of trade protection measures and import or export licensing requirements between the U.S. and China, labor regulations or work stoppages at the facility, fluctuations in the foreign currency exchange rates and complying with U.S. regulations that apply to international operations, including trade laws and the U.S. Foreign Corrupt Practices Act; and operations at the facility may be disrupted for any reason, including natural disaster, related events or other environmental factors.

Any of these or any other action that results in the manufacturing facility being unable to operate as anticipated could materially adversely affect our business, financial position and results of operations.

We rely on a single vendor to manage our order to cash cycle and our distribution activities, and the loss or disruption of service from this vendor could adversely affect our operations and financial condition

Our customer service, order processing, invoicing, cash application, chargeback and rebate processing and distribution and logistics activities are managed by Dohmen Life Science Services (“DLSS”). DLSS’ Business Process Outsourcing solution to life science companies connects finance, information systems, commercialization, supply chain, drug safety and sales support processes. If we were to lose the availability of DLSS’ services due to fire, natural disaster or other disruption, such loss could have a material adverse effect on our operations. Although multiple providers of such services exist, there can be no assurance that we could secure another source to handle these transactions on acceptable terms or otherwise to our specifications in the event of a disruption of services at either their Memphis, Tennessee logistics center or Milwaukee, Wisconsin order to cash cycle processing center.

Our revenue growth may not continue at historical rates, we may never achieve our business strategy of optimizing our gross and operating margins, and our business may suffer as a result of our limited operating history or lack of public company operating experience.

Since our inception in 2006, we have experienced rapid growth in our net revenue. Although we expect our revenue to continue to grow over the long term due to both continued commercial success with our existing products and the launch of new products, we cannot provide any assurances that our revenue growth will continue at historical rates, if at all. In addition, as part of our business strategy we intend to seek to optimize our gross and operating margins by improving the commercial terms of our supply arrangements and to gain access to additional, more favorable API, product development and manufacturing capabilities, including launching products from our wholly-owned SCP manufacturing facility. We may, however, encounter unforeseen difficulties in improving the commercial terms of our current supply arrangements, in gaining access to additional arrangements, or in successfully manufacturing products from our SCP facility, and, as a result, cannot provide any assurances that we will be successful in optimizing our margins. Finally, we have a limited operating history at our current scale of operations, and as a public company. Our limited operating history and public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy and grow our business, either as a result of our inability to manage our current size, effectively manage the business in a public company environment, manage our future growth or for any other reason, our business, prospects, financial condition and results of operations may be harmed.

Currency exchange rate fluctuations may have an adverse effect on our business.

We generally record sales in U.S. dollars, and pay our expenses in the local currency of the Sagent entity that incurs expenses, either U.S. dollars or Chinese Renminbi. Substantially all of our business partners that supply us with API, product development services and finished product manufacturing are located in foreign jurisdictions, such as India, China, Romania and Brazil, and we believe they generally incur their respective operating expenses in local currencies, and we generally pay for such API, services and products in U.S. dollars. As a result, both we and our business partners may be exposed to currency rate fluctuations and experience an effective increase in operating expenses in the event local currencies appreciate against the U.S. dollar. In this event, the cost of manufacturing product from our SCP facility may increase or such business partners may elect to stop providing us with these services or attempt to pass these increased costs back to us through increased prices for product development services, API sourcing or finished products that they supply to us, any of which could have an adverse effect on our business.

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

From time to time, we may seek to engage in strategic transactions with third parties, such as strategic partnerships, joint ventures, restructurings, divestitures, acquisitions and other investments. Any such transaction may require us to incur non-recurring and other charges, increase our near and long-term expenditures, pose significant integration challenges, require additional expertise and disrupt our management and business, which could harm our business, financial position and results of operations. We may face significant competition in seeking appropriate strategic partners and transactions, and the negotiation process for any strategic transaction could be time-consuming and complex. There is no assurance that, following the consummation of a strategic transaction, we will achieve the anticipated revenues, profits or other benefits from the transaction, and we may incur greater costs than expected.

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

Unforeseen problems with the implementation and maintenance of our equipment and information systems could interfere with our operations.

In the normal course of business, we must record and process significant amounts of data quickly and accurately and we rely on various computer and telecommunications equipment and information technology systems. Any failure of such equipment or systems could adversely affect our operations.

As part of our initiative to update our business processes and information technology systems, we are implementing new enterprise resource planning software and other related applications. We are likely to incur substantial costs associated with both implementation and maintenance of these new applications, and unforeseen problems could arise. We have engaged third-party consultants for the development and implementation of the new systems, and if the consultants fail to perform their obligations, development and implementation of the project could be delayed. If the new systems do not perform as originally planned, our business, financial position and results of operations could be adversely affected.

Investment funds managed by Vivo Ventures, LLC own a substantial percentage of our common stock, which may prevent other investors from influencing significant corporate decisions.

Investment funds managed by Vivo Ventures, LLC (“Vivo Ventures”) beneficially own approximately 7,799,737 shares, or 24.5% of our outstanding Common Stock as of December 31, 2013. As a result, Vivo Ventures will, for the foreseeable future, have significant influence over all matters requiring stockholder approval, including election of directors, adoption or amendments to equity-based incentive plans, amendments to our certificate of incorporation and certain mergers, acquisitions and other change-of-control transactions. In addition, one investment professional of Vivo Ventures currently serves on our board of directors. Vivo Ventures’ ownership of a large amount of our voting power may have an adverse effect on the price of our Common Stock. The interests of Vivo Ventures may not be consistent with your interests as a stockholder.

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

As of December 31, 2013, we conducted substantially all of our operations through an aggregate of approximately 23,500 square feet of office space in our headquarters in Schaumburg, Illinois under a lease that expires on December 31, 2016. We believe that our current facility is adequate for our corporate needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Our SCP subsidiary has completed construction of a manufacturing facility in Chengdu, China. The facility was inspected by the FDA in 2012, and the first product was approved from the facility in 2013. This facility occupies approximately 300,000 square feet. We do not currently have plans to purchase or lease additional facilities for manufacturing, packaging or warehousing, as such services are generally provided to us by our business partners and other third-party vendors.

In December 2013, we entered an initial two year lease on approximately 10,000 square feet of space in the Chengdu Hi-Tech Development Zone, where we will perform product development activities in conjunction with our SCP subsidiary.

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

Zoledronic Acid (Generic versions of Zometa® and Reclast®). On February 20, 2013, Novartis Pharmaceuticals Corporation (“Novartis”) sued the Company and several other defendants in the United States District Court for the District of New Jersey, alleging, among other things, that sales of the Company’s (i) zoledronic acid premix bag (4mg/100ml), made by ACS Dobfar Info S.A. (“Info”), also a defendant, a generic version of Novartis’ Zometa® ready to use bottle , would infringe U.S. Patent No. 7,932,241 (the “241 Patent”) and U.S. Patent No. 8,324,189 (the “189 Patent”) and (ii) zoledronic acid premix bag (5mg/100ml), also made by Info, a generic version of Novartis’ Reclast® ready to use bottle, would infringe U.S. Patent No. 8,052,987 and the 241 Patent, and (iii) zoledronic acid vial (4mg/5ml), made by Actavis LLC, also a defendant, a generic version of Novartis’ Zometa® vial, would infringe the 189 Patent. (Novartis Pharmaceuticals Corporation v. Actavis, LLC, et. al., Case No. 13-cv-1028) On March 1, 2013, the District Court denied Novartis’ request for a temporary restraining order against the Company and the other defendants, including Actavis and Info. On March 6, 2013, the Company, began selling Actavis’ zoledronic acid vial, the generic version of Zometa®. Also, as of August 27, 2013 and October 1, 2013, the Company began selling zoledronic acid premix bags in 4mg/100ml and 5mg/100ml presentations, respectively. The Company believes it has substantial meritorious defenses to the case, and the Company has sold and will continue to sell these products. While an estimate of the potential loss resulting from an adverse final determination that one of the patents in suit is valid and infringed cannot currently be made as specific monetary damages have not been asserted, an adverse final determination could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

At this time, there are no proceedings of which management is aware that are considered likely to have a material adverse effect on the consolidated financial position or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is listed on the NASDAQ Global Market and trades under the symbol “SGNT”. At February 28, 2014, there were approximately 1,337 holders of record of our Common Stock.

The high and low market price for our Common Stock during each of the quarterly periods during 2013 and 2012 is included below:

	2013 Quarters
	First	Second	Third	Fourth
Market price(1)
High	$17.80	$20.98	$24.12	$25.39
Low	$14.42	$15.94	$20.32	$20.25

	2012 Quarters
	First	Second	Third	Fourth
Market price(1)
High	$23.48	$19.12	$19.89	$16.98
Low	$17.84	$14.87	$12.62	$13.80

Since our inception, we have not paid a dividend on our Common Stock, and we have no intention to do so in the near future.

Issuer Purchases of Equity Securities during the Quarter ended December 31, 2013

There are currently no share repurchase programs authorized by our Board of Directors. No purchases of our common stock were made in the fourth quarter of 2013.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data as of and for the periods indicated. The selected financial data set forth below has been derived from our consolidated financial statements as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, which have been audited by our independent registered public accounting firm. The data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$244,750	$183,615	$152,405	$74,056	$29,222
Cost of sales	167,228	152,508	133,636	65,013	28,785

Gross profit	$77,522	$31,107	$18,769	$9,043	$437
Gross margin	31.7%	16.9%	12.3%	12.2%	1.5%

Operating expenses
Product development	20,275	17,136	12,763	11,223	12,404
Selling, general and administrative	36,198	30,093	25,148	18,931	16,677
Management reorganization	—	708	—	—	—
Equity in net (income) loss of joint ventures	(2,395)	(1,337)	2,531	1,476	1,491

Total operating expenses	54,078	46,600	40,442	31,630	30,572

Net income (loss)	$29,594	$(16,817)	$(26,422)	$(24,495)	$(30,536)

Income (loss) per share – basic	$1.01	$(0.60)	$(1.31)	$(12.53)	$(17.16)
Income (loss) per share – diluted	$0.99	$(0.60)	$(1.31)	$(12.53)	$(17.16)

Weighted-average shares – basic	29,213	27,980	20,105	1,955	1,783
Weighted-average shares – diluted	29,937	27,980	20,105	1,955	1,783

Balance Sheet Data:
Cash and cash equivalents	$42,332	$27,687	$52,203	$34,684	$8,139
Short-term investments	113,810	36,605	73,761	—	—
Working capital	172,267	106,815	116,704	32,775	16,161
Total assets	310,208	172,315	230,508	118,589	65,096
Total debt	10,333	—	37,140	20,726	4,518
Preferred stock	—	—	—	157,774	113,000
Total stockholder’s equity (deficit)	236,026	131,856	141,669	(96,809)	(74,771)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a specialty pharmaceutical company focused on developing, manufacturing, sourcing and marketing injectable pharmaceutical products, which we sell primarily in the United States of America through our highly experienced sales and marketing team. With a primary focus on generic injectable pharmaceuticals, which provide customers a lower-cost alternative to branded products when patent protection has expired or been declared invalid, or the products are determined not to infringe the patents of others, we offer our customers a broad range of products across anti-infective, oncolytic and critical care indications in a variety of presentations, including single- and multi-dose vials, pre-filled ready-to-use syringes and premix bags. We seek generally to develop injectable products where the form or packaging of the product can be enhanced to improve delivery, product safety or end-user convenience. Our management team includes industry veterans who have previously served critical functions at other injectable pharmaceutical companies or key customer groups and have long-standing relationships with customers, regulatory agencies, and suppliers.

We have rapidly established a growing and diverse product portfolio and product pipeline as a result of our innovative business model. The model combines an extensive network of collaborations with API suppliers and finished product developers and manufacturers in Asia, Europe, the Middle East, Australia and the Americas with our proven and experienced U.S.-based regulatory, quality assurance, business development, project management, and sales and marketing teams. As of December 31, 2013, our network provided us access to over 100 worldwide manufacturing and development facilities, including several dedicated facilities used to manufacture specific complex APIs and finished products. Our 50/50 joint venture known as Sagent Agila LLC (formerly known as Sagent Strides LLC) with Agila Specialities Pvt. Ltd., a subsidiary of Mylan Inc. (“Agila”), was established to facilitate the sale in the U.S. market of a wide variety of generic injectable products manufactured by Agila.

In June 2013, we acquired the remaining 50% interest in Kanghong Sagent (Chengdu) Pharmaceutical Co. Ltd., (“KSCP”) from our former joint venture partner. The entity, which has been renamed Sagent (China) Pharmaceuticals Co. Ltd. (“SCP”) provides us with a dedicated, state-of-the-art manufacturing facility. The facility received its Establishment Inspection Report (“EIR”) in April 2013, and its first product approval in June 2013. We launched our first product from this facility, carboplatin, in the fourth quarter of 2013.

We are developing an extensive injectable product portfolio encompassing multiple presentations of a broad range of products across anti-infective, oncolytic and critical care indications. Our product portfolio has grown to a total of 53 marketed products that we offer in an aggregate of 144 presentations as of December 31, 2013.

We maintain an active product development program. Our new product pipeline can be generally classified into two categories: (i) new products for which we have submitted or acquired ANDAs that are filed and under review by the FDA; and (ii) new products for which we have begun initial development activities such as sourcing of API and finished products and preparing the necessary ANDAs. As of December 31, 2013, our new product pipeline included 37 products represented by 62 ANDAs that we had filed, or licensed rights to, that were under review by the FDA, and two products represented by seven ANDAs that have been recently approved by the FDA and are pending commercial launch. Our 62 ANDAs under review by the FDA as of December 31,

2013 have been on file for an average of approximately 33 months, with 12 of them being on file for less than 12 months, 12 of them being on file for between 12 and 24 months and 38 of them being on file for longer than 24 months. We also had approximately 24 additional products under initial development as of December 31, 2013. Our product development activities also include expanding our product portfolio by adding new products through in-licensing and similar arrangements with foreign manufacturers and domestic virtual pharmaceutical development companies that seek to utilize our U.S. sales and marketing expertise.

The specific timing of our new product launches is subject to a variety of factors, some of which are beyond our control, including the timing of FDA approval for ANDAs currently under review or that we file with respect to new products. The timing of these and other new product launches will have a significant impact on our results of operations.

The following table provides a summary of certain aspects of our product development efforts for the periods presented:

	For the year ended December 31,
	2013	2012	2011
Products launched during the period	12	16	12
ANDAs submitted or licensed during the period	13	16	17
ANDAs under FDA review at end of period	62	60	63

The table below sets forth our new products represented by ANDAs that are under review by the FDA and under initial development as of December 31, 2013 by product category:

	Number of Products
	Under FDA review	Initial development
Product category
Anti-infective	4	5
Oncology	10	7
Critical care	23	12

	37	24

Product Competition and Development Costs

Within the U.S. generic pharmaceutical industry, the level of market share, revenue and gross profit attributable to a particular generic product is influenced significantly by the number of competitors in that product’s market and the timing of the product’s regulatory approval and launch in relation to competing approvals and launches. In order to establish market presence, we initially selected products for development based in large part on our ability to rapidly secure API sourcing, finished product manufacturing and regulatory approvals despite such products facing significant competition from existing generic products at their time of launch. As a result, our gross margins associated with such products have been adversely impacted by competitive conditions. As we have continued to grow, we have focused on developing value-added differentiated products where we can compete on many factors in addition to price. Specifically, we have targeted injectable products where the form or packaging of the product can be enhanced to improve delivery, patient safety or end-user convenience and where generic competition is likely to be limited by product manufacturing complexity or lack of API supply. In addition, we may challenge proprietary product patents to seek first-to-market rights.

The development of generic injectable products is characterized by significant up-front costs, including costs associated with evaluating the patent landscape, developing products, sourcing API and manufacturing capability and obtaining regulatory approvals. As a result, we have made, and we expect to continue to make, substantial investments in product development. We expect that our overall level of product development activity in any specific period may vary significantly based upon our business strategy to continue to identify and source new product opportunities. We anticipate our spending on product development activities will, over time, continue to increase, as we invest in additional opportunities arising from market consolidation and development activities at SCP, and we incur costs associated with patent-related litigation. Product development expenses for the years ended December 31, 2013, 2012 and 2011 totaled approximately $20.3 million, $17.1 million and $12.8 million respectively.

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

Revenue Recognition

We recognize revenue when our obligations to a customer are fulfilled relative to a specific product and all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) delivery has occurred. Delivery is deemed to have occurred upon customer receipt of product, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. Net sales reflect reductions of gross sales for estimated wholesaler chargebacks, estimated contractual allowances, and estimated early payment discounts. We provide for estimated returns at the time of sale based on historic product return experience. Subsequent adjustments to our prior year provisions and reserve requirements for chargebacks, allowances, discounts and returns have been less than 1% of total consolidated net revenue on an annual basis in each of the three fiscal years ended December 31, 2013.

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

Shipping and handling fees billed to customers are recognized in net revenue. Other shipping and handling costs are included in cost of goods sold.

Revenue Recognition – Chargebacks

The majority of our products are distributed through independent pharmaceutical wholesalers. In accordance with industry practice, sales to wholesalers are transacted initially at wholesale list price. The wholesalers then generally sell to an end user, normally a hospital, alternative healthcare facility, or an independent pharmacy, at a lower price contractually established previously between the end user and Sagent.

When we record initially a sale to a wholesaler, the sale and resulting receivable are recorded at our list price. However, experience indicates that most of these selling prices will eventually be reduced to a lower, end-user contract price. Therefore, at the time of the sale, a contra asset is recorded for, and revenue is reduced by, the difference between the list price and the estimated average end-user contract price. This contra asset is calculated by product code, taking the expected number of outstanding wholesale units sold that will ultimately be sold under end-user contracts multiplied by the anticipated, weighted–average contract price. When the wholesaler ultimately sells the product, the wholesaler charges us, or issues a chargeback, for the difference between the list price and the end-user contract price and such chargeback is offset against the initial estimated contra asset. Periodically, we review the wholesale list prices for our products, and from time to time may reduce list prices based on market conditions or competitive pricing pressures. Reductions in the wholesale list price of our products reduce both our gross sales and the revenue reduction recorded upon initial product sale, but do not change the end-user contract selling price.

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

Our total chargeback accrual was $43.7 million and $24.3 million at December 31, 2013 and December 31, 2012, respectively, and is included as a reduction of accounts receivable. Our total chargeback expense was $300.8 million and $166.1 million for the years ended December 31, 2013 and 2012, respectively. Our chargeback accrual and related chargeback expense increased in 2013 due to the introduction of new products with relatively high list prices, including zoledronic acid, and the impact of competitive pricing on products introduced before December 31, 2012. A 1% decrease in estimated end-user contract-selling prices would reduce net revenue for the year ended December 31, 2013, by $0.3 million and a 1% increase in wholesale units pending chargeback for the year ended December 31, 2013, would reduce net revenue by $0.3 million.

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

Inventories

Inventories are stated at the lower of cost (first in, first out) or market value. Inventories consist of products currently approved for marketing and may include certain products pending regulatory approval. From time to time, we capitalize inventory costs associated with products prior to receiving regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates management’s knowledge and best judgment of where the product is in the regulatory review process, market conditions, competing products and economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. If final regulatory approval for such products is denied or delayed, we may need to provide for and expense such inventory.

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

In assessing the potential for realization of deferred tax assets and establishing valuation allowances, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We also consider the scheduled reversal of deferred tax liabilities, projected future taxable income or losses, and tax planning strategies in making this assessment. Based upon our history of aggregate tax losses over the past three years, we do not believe realization of these tax assets is more likely than not. As a result, full valuation allowances for the deferred tax assets were established.

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

	Risk free interest rate	Expected life	Expected dividend yield	Expected volatility	Fair value at grant date
2013	1.24%	6 years	0%	62%	$9.31
2012	1.05%	6 years	0%	61%	$10.67
2011	1.47%	6 years	0%	61%	$11.15

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

Valuation and Impairment of Marketable Securities

Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of investments are included in accumulated other comprehensive income, net of tax, as reported in our consolidated balance sheets. Changes in the fair value of investments impact our net income (loss) only when such investments are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We regularly review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of an investment is less than its cost, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. Our assessment on whether an investment is other-than-temporarily impaired or not could change in the future due to new developments or changes in assumptions related to any particular investment.

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

Preapproval milestone payments made under contract research and development arrangements or product licensing arrangements prior to regulatory approval are expensed as a component of product development expense when the related milestone is achieved. Once the product receives regulatory approval, we record any subsequent milestone payments as an intangible asset to be amortized on a straight-line basis as a component of cost of sales over the related license period or the estimated life of the acquired product, which ranges from five years to eight years with a weighted-average of six years prior to the next renewal or extension as of December 31, 2013. We make the determination whether to capitalize or expense amounts related to the development of new products and technologies through agreements with third parties based on our ability to recover our cost in a reasonable period of time from the estimated future cash flows anticipated to be generated pursuant to each agreement. Market, regulatory and legal factors, among other things, may affect the ability to realize projected cash flows that an agreement was initially expected to generate. We regularly monitor these factors and subject all capitalized costs to periodic impairment testing.

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

On June 4, 2013, we acquired the remaining 50% equity interest in KSCP from our former joint venture partner. Prior to the SCP Acquisition, we accounted for our investment in KSCP using the equity method of accounting, as our interest in the entity provided for joint financial and operational control. Operating results of KSCP prior to the SCP Acquisition were reported on a one-month lag.

We account for investments in joint ventures, including Sagent Agila LLC and, prior to the SCP Acquisition, KSCP, under the equity method of accounting, as our interest in each entity provides for joint financial and operational control. Our equity in the net income (loss) of Sagent Agila LLC and, prior to the SCP Acquisition, KSCP, is included in the consolidated financial statements as equity in net income (loss) of joint ventures.

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

Recently Adopted Accounting Standards

There are no new accounting pronouncements that have been adopted in 2013 or are currently approved but pending future adoption that will have a material impact on our financial results.

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

	Year ended December 31,				% of net revenues, year ended December 31,
	2013	2012	$ Change	% Change	2013	2012	Change
Adjusted Gross Profit	$80,249	$36,746	$43,503	118%	32.8%	20.0%	12.8%
Sagent share of gross profit earned by Sagent Agila joint venture	2,727	5,639	(2,912)	-52%	1.1%	3.1%	-2.0%

Gross Profit	$77,522	$31,107	$46,415	149%	31.7%	16.9%	14.8%

	Year ended December 31,				% of net revenues, year ended December 31,
	2012	2011	$ Change	% Change	2012	2011	Change
Adjusted Gross Profit	$36,746	$20,833	$15,913	76%	20.0%	13.7%	6.3%
Sagent share of gross profit earned by Sagent Agila joint venture	5,639	2,064	3,575	173%	3.1%	1.4%	1.7%

Gross Profit	$31,107	$18,769	$12,338	66%	16.9%	12.3%	4.6%

EBITDA and Adjusted EBITDA –

We use the non-GAAP financial measures “EBITDA” and “Adjusted EBITDA” and corresponding growth ratios. We define EBITDA as net income (loss) less interest expense, net of interest income, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as net income (loss) less interest expense, net of interest income, provision for income taxes, depreciation and amortization, stock-based compensation expense, the gain recorded on product rights acquired from our Sagent Agila joint venture, the gain recorded on our previously held equity interest in KSCP in connection with the acquisition of the remaining 50% equity interest in KSCP and the equity in net loss of our KSCP joint venture prior to the acquisition. We believe that EBITDA and Adjusted EBITDA are relevant and useful supplemental information for our investors. Our management believes that the presentation of these non-GAAP financial measures, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measures, provides a more complete understanding of the factors and trends affecting Sagent than could be obtained absent these disclosures. Management uses EBITDA, Adjusted EBITDA and corresponding ratios to make operating and strategic decisions and evaluate our performance. We have disclosed these non-GAAP financial measures so that our investors have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that EBITDA and Adjusted EBITDA are useful supplemental tools to evaluate the underlying operating performance of the company on an ongoing basis. The limitation of these measures is that they exclude items that have an impact on net income (loss). The best way that these limitations can be addressed is by using EBITDA and Adjusted EBITDA in combination with our GAAP reported net income (loss). Because EBITDA and Adjusted EBITDA calculations may vary among other companies, the EBITDA and Adjusted EBITDA figures presented below may not be comparable to similarly titled measures used by other companies. Our use of EBITDA and Adjusted EBITDA is not meant to and should not be considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the following tables reconciling EBITDA and Adjusted EBITDA to our GAAP reported net income (loss) for the periods presented (dollars in thousands).

	Year ended December 31,
	2013	2012	$ Change	% Change
Adjusted EBITDA	$40,764	$(628)	$41,392	n/m
Stock-based compensation expense	5,369	5,552	(183)	-3%
Gain on previously held equity interest	(2,936)	—	(2,936)	n/m
Gain on Sagent Agila joint venture product acquisitions[1]	(1,700)	—	(1,700)	n/m
Equity in net loss of KSCP joint venture[2]	1,825	3,814	(1,989)	-52%

EBITDA	$32,806	$(9,994)	$42,800	n/m

Depreciation and amortization expense[3]	6,984	5,499	1,485	27%
Interest expense, net	733	1,324	(591)	-45%
Provision for income taxes	895	—	895	100%

Net income (loss)	$29,594	$(16,817)	$46,411	n/m

	Year ended December 31,
	2012	2011	$ Change	% Change
Adjusted EBITDA	$(628)	$(12,476)	$11,848	95%
Stock-based compensation expense	5,552	2,545	3,007	118%
Equity in net loss of KSCP joint venture	3,814	4,331	(517)	-12%

EBITDA	$(9,994)	$(19,352)	$9,358	48%

Depreciation and amortization expense[3]	5,499	3,159	2,340	74%
Interest expense, net	1,324	3,911	(2,587)	-66%
Provision for income taxes	—	—	—	—

Net loss	$(16,817)	$(26,422)	$9,605	36%

[1]

Upon obtaining the controlling interest in the rights to Mesna and Acetylcysteine from our Sagent Agila joint venture in December 2013, we remeasured the previously held interest in these products to fair value, resulting in a gain of $1,700 reported as part of equity in net loss (income) of joint ventures in the consolidated statements of operations.

[2]

Upon obtaining the controlling interest in KSCP, we remeasured the previously held equity interest in KSCP to fair value, resulting in a gain of $2,936 reported as gain on previously held equity interest in the consolidated statements of operations. The gain includes $2,782 reclassified from accumulated other comprehensive income (loss), and previously recorded as currency translation adjustments.

[3]

Depreciation and amortization expense excludes $90, $506 and $465 of amortization in the years ended December 31, 2013, 2012 and 2011, respectively, related to deferred financing fees, which is included within interest expense and other in our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011.

Results of Operations

The following compares our consolidated results of operations for the year ended December 31, 2013 with those of the year ended December 31, 2012 (in thousands, except per share amounts):

	Year ended December 31,
	2013	2012	$ change	% change
Net revenue	$244,750	$183,615	$61,135	33%
Cost of sales	167,228	152,508	14,720	10%

Gross profit	72,522	31,107	46,415	149%
Gross profit as % of net revenues	31.7%	16.9%

Operating expenses:
Product development	20,275	17,136	3,139	18%
Selling, general and administrative	36,198	30,093	6,105	20%
Management reorganization	—	708	(708)	n/m
Equity in net (income) loss of joint ventures	(2,395)	(1,337)	(1,058)	79%

Total operating expenses	54,078	46,600	7,478	16%

Termination Fee	5,000	—	5,000	n/m
Gain on previously held equity interest	2,936	—	2,936	n/m

Income (loss) from operations	31,380	(15,493)	46,873	n/m
Interest income and other	39	243	(204)	(84)%
Interest expense	(930)	(1,567)	637	(41)%

Income (loss) before income taxes	30,489	(16,817)	47,306	n/m
Provision for income taxes	895	—	895	n/m

Net income (loss)	$29,594	$(16,817)	$46,411	n/m

Net income (loss) per common share:
Basic	$1.01	$(0.60)	$1.61	n/m
Diluted	$0.99	$(0.60)	$1.59	n/m

Net revenue: Net revenue for the year ended December 31, 2013 totaled $244.8 million, an increase of $61.1 million, or 33%, as compared to $183.6 million for the year ended December 31, 2012. The launch of 31 new codes or presentations of 12 products during 2013, including zoledronic acid vials at market formation, contributed $50.3 million of the net revenue increase in 2013. Net revenue for products launched before January 1, 2013 increased by $10.4 million, or 6%, to $194.2 million during 2013, due to the impact of annualizing sales and increased unit volumes. The increase was partially offset by lower volumes on certain products due primarily to reductions in demand driven by the abatement of market shortages and increased competitive pricing pressures.

Cost of sales: Cost of sales for the year ended December 31, 2013 totaled $167.2 million, an increase of $14.7 million, or 10%, as compared to $152.5 million for the year ended December 31, 2012. Gross profit as a percentage of net revenue was 31.7% for the year ended December 31, 2013, and 16.9% for the year ended December 31, 2012. Adjusted Gross Profit as a percentage of net revenue was 32.8% for the year ended December 31, 2013, and 20.0% for the year ended December 31, 2012. The increase in both gross profit and Adjusted Gross Profit as a percentage of net revenue is primarily due to the introduction of higher margin products in the past twelve months, particularly zoledronic acid vials at market formation in March 2013, partially offset by $3.3 million of unabsorbed manufacturing costs at our SCP facility.

Product development: Product development expense for the year ended December 31, 2013 totaled $20.3 million, an increase of $3.1 million, or 18%, as compared to $17.1 million for the year ended December 31, 2012. The increase in product development expense was primarily due to increased milestone expense for projects in our pipeline, increased patent-related legal expenses and $0.7 million of costs associated with development activities at SCP, which were included as part of the equity in net loss (income) of joint ventures in 2012.

As of December 31, 2013, our new product pipeline included 37 products represented by 62 ANDAs which we had filed, or licensed rights to, that were under review by the FDA and two products represented by seven ANDAs that have been recently approved and were pending commercial launch. We also had an additional 24 products represented by 41 ANDAs under initial development at December 31, 2013.

Selling, general and administrative: Selling, general and administrative expenses for the year ended December 31, 2013, totaled $36.2 million, an increase of $6.1 million, or 20%, as compared to $30.1 million for the year ended December 31, 2012. The increase in selling, general and administrative expense was primarily due to increases in employee-related costs and $1.8 million of costs associated with our SCP facility, which were included as part of the equity in net loss (income) of joint ventures in 2012. Selling, general and administrative expense as a percentage of net revenue was 15% and 16% for the year ended December 31, 2013 and 2012, respectively.

Management reorganization: Restructuring expenses, primarily severance related charges in connection with eliminated positions, for the year ended December 31, 2012 totaled $0.7 million. There were no such restructuring expenses in the year ended December 31, 2013.

Equity in net (income) loss of joint ventures: Equity in net income of joint ventures for the year ended December 31, 2013 totaled $2.4 million, an increase of $1.1 million, or 79%, as compared to $1.3 million for the year ended December 31, 2012. The increase was primarily due to a non-cash accounting gain on our acquisition of two products from Sagent Agila LLC and the inclusion of only six months of equity losses of our KSCP joint venture, prior to the SCP Acquisition, partially offset by reduced income generated by the Sagent Agila joint venture, principally from rocuronium, which was in short supply during the second half of 2012. Included in this amount are the following (amounts in thousands of dollars):

	Year Ended December 31,
	2013	2012
Sagent Agila LLC – Earnings directly related to the sale of product	$(2,777)	$(5,685)
Sagent Agila LLC – Product development costs	243	534
Sagent Agila LLC – Gain on sale of products	(1,686)	—
Kanghong Sagent (Chengdu) Pharmaceutical Co – net loss	1,825	3,814

Equity in net (income) loss of joint ventures	$(2,395)	$(1,337)

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

Interest expense: Interest expense for the year ended December 31, 2013 totaled $0.9 million, a decrease of $0.6 million, or 41%, as compared to $1.6 million for the year ended December 31, 2012. The decrease was principally due to $1.1 million of deferred financing costs incurred in connection with the early termination and partial extinguishment of our former senior secured revolving and term loan credit facilities in February 2012, partially offset by interest costs on debt assumed as part of our acquisition of SCP in June 2013. On January 2, 2014, we repaid our outstanding SCP loans in full.

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

Our provision for income taxes for the year ended December 31, 2013, was $0.9 million, representing the alternative minimum tax (“AMT”) payable in the United States for 2013. As we have recorded a full valuation allowance against our deferred tax assets, our AMT payable is recorded as tax expense in 2013. Of the total tax expense, $0.7 million related to the fourth quarter correction of AMT expense that was not recorded during the first three quarters of 2013.

Net income (loss) and net income (loss) per common share: The net income for the year ended December 31, 2013 was $29.6 million. The net loss for the year ended December 31, 2012 was $16.8 million. Diluted net earnings (loss) per common share increased by $1.59. The increase in diluted net earnings (loss) per common share is due to the following factors:

Diluted EPS for the year ended December 31, 2012	$(0.60)
Increase in earnings	1.55
Increase in diluted common shares outstanding	0.04

Diluted EPS for the year ended December 31, 2013	$0.99

The following compares our consolidated results of operations for the year ended December 31, 2012 with those of the year ended December 31, 2011 (in thousands, except per share amounts):

	Year ended December 31,
	2012	2011	$ change	% change
Net revenue	$183,615	$152,405	$31,210	20%
Cost of sales	152,508	133,636	18,872	14%

Gross profit	31,107	18,769	12,338	66%
Gross profit as % of net revenues	16.9%	12.3%

Operating expenses:
Product development	17,136	12,763	4,373	34%
Selling, general and administrative	30,093	25,148	4,945	20%
Management reorganization	708	—	708	n/m
Equity in net (income) loss of joint ventures	(1,337)	2,531	3,868	153%

Total operating expenses	46,600	40,442	6,158	15%

Loss from operations	(15,493)	(21,673)	6,180	29%
Interest income and other	243	284	(41)	(14)%
Interest expense	(1,567)	(4,195)	2,628	63%
Change in fair value of preferred stock warrants	—	(838)	838	n/m

Loss before income taxes	(16,817)	(26,422)	9,605	36%
Provision for income taxes	—	—	—	—

Net loss	$(16,817)	$(26,422)	$9,605	36%

Net loss per common share:
Basic	$(0.60)	$(1.31)	$0.71	54%
Diluted	$(0.60)	$(1.31)	$0.71	54%

Net revenue: Net revenue for the year ended December 31, 2012 totaled $183.6 million, an increase of $31.2 million, or 20%, as compared to $152.4 million for the year ended December 31, 2011. The launch of 37 new codes or presentations of 16 products during 2012, including oxaliplatin and calcium leucovorin, contributed $20.8 million of the net revenue increase in 2012. Net revenue for products launched before January 1, 2012 increased by $10.4 million, or 7%, to $162.8 million during 2012, due to the impact of annualizing sales and increased unit volumes, especially on our rocuronium products, which were in short supply during the second half of 2012. These milestones were partially offset by lower pricing, especially on our heparin products and certain products launched initially in the third quarter of 2011.

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

Liquidity and Capital Resources

Funding Requirements

Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, launching the 37 products that are represented by our 62 ANDAs that have been recently approved and are pending commercial launch or are pending approval by the FDA as of December 31, 2013, successfully identifying and sourcing other new product opportunities, manufacturing products at our wholly-owned Chinese manufacturing facility, and business development activity.

Based on our existing business plan, we expect that cash, cash equivalents and short-term investments of approximately $156.1 million as of December 31, 2013, together with borrowings available under our SVB revolving loan facility, will be sufficient to fund our planned operations, including the continued development of our product pipeline, the further payments required in respect of the SCP Acquisition and potential capital expansion at our Chinese facility, for at least the next 12 months. However, we may require additional funds in the event that we change our business plan, pursue additional strategic transactions, including the acquisition of businesses or products, or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the general economic climate, changes in the regulatory environment, the loss of or negative developments affecting key relationships with suppliers, group purchasing organizations or end-user customers or other unexpected developments that may have a material effect on the cash flows or results of operations of our business.

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

Cash Flows

Overview

On December 31, 2013, cash, cash equivalents and short term investments totaled $156.1 million, working capital totaled $172.3 million and our current ratio (current assets to current liabilities) was approximately 3.7 to 1.0.

Sources and Uses of Cash

Operating activities: Net cash provided by operating activities was $49.6 million for the year ended December 31, 2013, compared to net cash used in operating activities of $20.1 million and $20.4 million for the years ended December 31, 2012 and 2011, respectively. The increase in cash provided by operations in 2013 was primarily due to the $41.4 million increase in Adjusted EBITDA. The decrease in the use of cash for operating activities in 2012 primarily relates to improvements in our Adjusted EBITDA, which was largely offset by increased investment in working capital.

Investing activities: Net cash used in investing activities was $97.2 million in 2013, compared to $32.6 million provided by investing activities in 2012 and $79.6 million used in investing activities in 2011. The change in cash flows in 2013 is primarily related to the investment of $70.6 million of proceeds from our September 2013 secondary stock offering in short-term available-for-sale securities and $13.0 million paid related to the SCP Acquisition and product acquisitions from Sagent Agila during the year. The cash provided by investing activities in 2012 primarily relates to the net sale of short-term investments of $36.4 million in 2012 to repay in full all amounts due under our former term loan and senior secured revolving credit facilities in February 2012. Cash used in investing activities in 2011 is primarily due to the investment of $74.8 million of the proceeds from our April 2011 IPO in short-term available-for-sale securities.

Financing activities: Net cash provided by financing activities was $62.3 million in 2013, compared to $37.0 million used in financing activities in 2012 and $117.9 million provided by financing activities in 2011. The change in cash flows in 2013 is primarily related to the $70.6 million of net proceeds received from our September 2013 secondary stock offering, partially offset by the repayment of $9.0 million of borrowings under the ABC Loans in November 2013, as compared to $37.1 million used to repay in full all amounts due under our former term loan and senior secured revolving credit facilities in February 2012. Cash provided by financing activities in 2011 primarily relates to $101.6 million from the issuance of common shares, including $95.6 million from our initial public offering, and $15.0 million from our term loan credit facility.

Credit facilities

Until February 2012, we maintained two active credit facilities; a Senior Secured Revolving Credit Facility and a Term Loan Credit Facility, and in February 2012, we repaid all of our outstanding borrowings and terminated both facilities. We replaced these facilities with a new asset based revolving loan facility with Silicon Valley

Bank (“SVB”). In June 2013, our SCP subsidiary had two loan facilities with the Agricultural Bank of China (“ABC”) that existed prior to the SCP Acquisition. In September 2013, we entered into a Second Loan Modification agreement with SVB. Refer below for a description of our facilities with SVB, ABC, and the facilities that were terminated in February 2012.

Asset based revolving loan facility

On February 13, 2012, we entered into a Loan and Security Agreement with SVB (the “SVB Agreement”). The SVB Agreement provides for a $40.0 million asset based revolving loan facility, with availability determined by a borrowing base consisting of eligible accounts receivable and inventory and subject to certain conditions precedent specified in the SVB Agreement. The SVB Agreement matures on February 13, 2016, at which time all outstanding amounts will become due and payable. Borrowings under the SVB Agreement may be used for general corporate purposes, including funding working capital. Amounts drawn bear an interest rate equal to, at our option, either a Eurodollar rate plus 2.50% per annum or an alternative base rate plus 1.50% per annum. We also pay a commitment fee on undrawn amounts equal to 0.30% per annum. During the continuance of an event of default, at SVB’s option, all obligations will bear interest at a rate per annum equal to 5.00% per annum above the otherwise applicable rate.

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

In September 2013, we entered into the Second Loan Modification Agreement (the “Second Modification Agreement”) to the SVB Agreement. The Second Modification Agreement makes certain amendments to the SVB Agreement, including: modifying the calculation methodology of the borrowing base that is used to determine our borrowing availability; eliminating the covenant to maintain a specified level of free cash flow in quarters where we maintain eligible cash balances of $30.0 million or greater and modifying the covenant for the adjusted quick ratio to be tested at the end of each month; and providing us additional flexibility to make certain investments. The Second Modification Agreement did not amend the term of the SVB Agreement, the maximum availability under the SVB Agreement, or the interest rate applicable to amounts drawn under the SVB Agreement.

As of December 31, 2013, there were no borrowings outstanding under our SVB revolving loan facility, and we were in compliance with all covenants under this loan agreement. Total availability under our SVB revolving loan facility was $37.2 million at December 31, 2013, which is subject to adjustment on a monthly basis under our borrowing base calculation.

Chinese loan facilities

SCP had outstanding debt obligations with ABC at the time of the SCP Acquisition. SCP originally entered into two loan contracts with ABC for RMB 83.0 million ($13.6 million) and RMB 37.0 million ($6.1 million) in

August 2010 and June 2011, respectively (the “ABC Loans”). In November 2013, we repaid RMB 55.0 million ($9.0 million) of the then outstanding balance. At December 31, 2013, RMB 63.0 million ($10.3 million) of the original loan remains outstanding, and is subject to a repayment schedule, with all amounts due and payable by August 2015. The ABC Loans were used for the construction of the SCP facility and funding of the ongoing operations of SCP up to the date of the SCP Acquisition. Amounts outstanding under the ABC Loans bear an interest rate equal to the benchmark lending interest rate published by the People’s Bank of China. During the term of the loan, the rate is subject to adjustment every three months. The ABC Loans are secured by the property, plant and equipment of SCP. The ABC Loans contain various covenants, including covenants that restrict SCP’s ability to incur additional indebtedness, provide guarantees, pledge or incur liens on assets, enter into merger, consolidation or acquisition transactions, or transfer assets. In addition, the ABC Loans contain financial covenants that require SCP to achieve specified minimum revenue levels and to maintain a specified liability to assets ratio. As of December 31, 2013, the interest rate for the ABC Loans was 6.00%.

On January 2, 2014, we repaid in full all outstanding amounts (RMB 63.0 million, $10.3 million) under the ABC Loans, and the loan contracts were terminated.

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

The interest rate on the senior secured revolving credit facility was 8.50% at December 31, 2011.

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

Aggregate Contractual Obligations:

The following table summarizes our long-term contractual obligations and commitments as of December 31, 2013.

	Payments due by period
Contractual obligations(1)	Total	Less than one year	1-3 years	3-5 years	More than five years
Long-term debt obligations(2)	$10,333	$10,333	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations(3)	918	297	621	—	—
Purchase obligations	—	—	—	—	—
Contingent milestone payments(4)	32,057	18,805	9,821	3,431	—
SCP purchase consideration(5)	12,500	3,500	9,000

	$55,808	$32,935	$19,442	$3,431	$—

(1)	We had no material purchase commitments, individually or in the aggregate, under our manufacturing and supply agreements.
(2)

No amounts were drawn under the SVB Agreement at December 31, 2013. Includes amounts due under the ABC Loans assuming period-end foreign exchange rates. We repaid in full the ABC Loans on January 2, 2014.

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

Off-Balance Sheet Arrangements

At December 31, 2013, we were not party to any off-balance sheet arrangements, nor have we created any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. With the exception of operating leases, we do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into or disclosed on our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

The revolving loan facility under the SVB Agreement bears floating interest rates that are tied to LIBOR and an alternate base rate, and therefore, our statements of operations and our cash flows will be exposed to changes in interest rates. As we had no borrowings outstanding at December 31, 2013, there is no impact related to potential changes in the LIBOR rate on our interest expense at December 31, 2013. Our ABC Loans bear floating interest rates that are tied to the benchmark lending interest rate published by the People’s Bank of China, and therefore our statements of operations and our cash flows are exposed to changes in interest and foreign exchange rates. Based on the amounts outstanding at December 31, 2013, a one percentage point increase in the benchmark lending rate published by the People’s Bank of China would increase our ongoing interest expense by $0.1 million per year, and a 10% strengthening of the Chinese Renminbi relative to the US dollar, would increase our ongoing interest expense by $0.1 million per year. We historically have not engaged in hedging activities related to our interest rate or foreign exchange risks. On January 2, 2014, we repaid in full the then-outstanding balance of the ABC Loans, totaling RMB 63.0 million ($10.3 million).

At December 31, 2013, we had cash and cash equivalents and short-term investments of $42.3 million and $113.8 million, respectively. Our cash and cash equivalents are held primarily in cash and money market funds, and our short-term investments are held primarily in corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

We generally record sales in U.S. dollars and pay our expenses in the local currency of the Sagent entity that incurs the expense, either U.S. dollars or Chinese Renminbi. Substantially all of our business partners that supply us with API, product development services and finished product manufacturing are located in a number of foreign jurisdictions, and we believe those business partners generally incur their respective operating expenses in local currencies. As a result, both we and our business partners may be exposed to currency rate fluctuations and experience an effective increase in operating expenses in the event local currencies appreciate against the U.S. dollar. In this event, the cost of manufacturing product from our SCP facility may increase or such business partners may elect to stop providing us with these services or attempt to pass these increased costs back to us through increased prices for product development services, API sourcing or finished products that they supply to us. Historically we have not used derivatives to protect against adverse movements in currency rates.

We do not have any foreign currency or any other material derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data.

Sagent Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$42,332	$27,687
Short-term investments	113,810	36,605
Accounts receivable, net of chargebacks and other deductions	23,033	31,609
Inventories, net	46,481	47,106
Due from related party	3,644	1,440
Prepaid expenses and other current assets	6,491	2,821

Total current assets	235,791	147,268
Property, plant, and equipment, net	57,684	780
Investment in joint ventures	2,063	19,622
Goodwill	6,038	—
Intangible assets, net	8,326	4,277
Other assets	306	368

Total assets	$310,208	$172,315

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,937	$21,813
Due to related party	3,129	7,026
Accrued profit sharing	8,740	4,246
Accrued liabilities	13,004	7,369
Current portion of deferred purchase consideration	3,381	—
Current portion of long-term debt	10,333	—
Notes payable	—	—

Total current liabilities	63,524	40,454

Long term liabilities:
Long-term portion of deferred purchase consideration	8,329	—
Long-term debt	—	—
Other long-term liabilities	2,329	6

Total liabilities	74,182	40,460

Stockholders’ equity:
Common stock – $0.01 par value, 100,000,000 authorized, and 31,789,348 and 28,116,489 outstanding at December 31, 2013 and December 31, 2012, respectively	318	281
Additional paid-in capital	349,278	272,725
Accumulated other comprehensive income	487	2,500
Accumulated deficit	(114,057)	(143,651)

Total stockholders’ equity	236,026	131,855

Total liabilities and stockholders’ equity	$310,208	$172,315

See accompanying notes to consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended December 31,
	2013	2012	2011
Net revenue	$244,750	$183,615	$152,405
Cost of sales	167,228	152,508	133,636

Gross profit	77,522	31,107	18,769
Operating expenses:
Product development	20,275	17,136	12,763
Selling, general and administrative	36,198	30,093	25,148
Management reorganization	—	708	—
Equity in net (income) loss of joint ventures	(2,395)	(1,337)	2,531

Total operating expenses	54,078	46,600	40,442

Termination fee	5,000	—	—
Gain on previously held equity interest	2,936	—	—

Income (loss) from operations	31,380	(15,493)	(21,673)
Interest income and other	39	243	284
Interest expense	(930)	(1,567)	(4,195)
Change in fair value of preferred stock warrants	—	—	(838)

Income (loss) before income taxes	30,489	(16,817)	(26,422)
Provision for income taxes	895	—	—

Net income (loss)	$29,594	$(16,817)	$(26,422)

Net income (loss) per common share:
Basic	$1.01	$(0.60)	$(1.31)
Diluted	$0.99	$(0.60)	$(1.31)
Weighted-average of shares used to compute net income (loss) per common share:
Basic	29,213	27,980	20,105
Diluted	29,937	27,980	20,105

See accompanying notes to consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year ended December 31,
	2013	2012	2011
Net income (loss)	$29,594	$(16,817)	$(26,422)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	790	237	966
Reclassification of cumulative currency translation gain	(2,782)	—	—
Unrealized gains (losses) gains on available for sale securities	(21)	101	(89)

Total other comprehensive income (loss), net of tax	(2,013)	338	877

Comprehensive income (loss)	$27,581	$(16,479)	$(25,545)

See accompanying notes to consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2011	113,000,000	$113,000	32,714,284	$44,774	2,054,467	$—	$2,318	$1,285	$(100,412)	$(96,809)
Issuance of common stock	—	—	—	—	6,612,500	66	97,805	—	—	97,871
Exchange of preferred for common	(113,000,000)	(113,000)	(32,714,284)	(44,774)	18,591,212	186	157,588	—	—	157,774
Reincorporation of Sagent Holding Common stock	—	—	—	—	—	20	(20)	—	—	—
Exercise of warrants	—	—	—	—	454,500	5	4,996	—	—	5,001
Exercise of stock options	—	—	—	—	188,495	2	854	—	—	856
Repurchase liability related to restricted stock	—	—	—	—	—	—	(120)	—	—	(120)
Stock compensation expense	—	—	—	—	—	—	2,641	—	—	2,641
Comprehensive income (loss)	—	—	—	—	—	—	—	877	(26,422)	(25,545)

Balance as of December 31, 2012	—	$—	—	$—	27,901,174	$279	$266,062	$2,162	$(126,834)	$141,669
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	215,315	2	993	—	—	995
Repurchase liability related to restricted stock	—	—	—	—	—	—	76	—	—	76
Stock compensation expense	—	—	—	—	—	—	5,594	—	—	5,594
Comprehensive income (loss)	—	—	—	—	—	—	—	338	(16,817)	(16,479)

Balance as of December 31, 2012	—	$—	—	$—	28,116,489	$281	$272,725	$2,500	$(143,651)	$131,855
Issuance of common stock	—	—	—	—	3,542,470	36	70,544	—	—	70,580
Exercise of stock options	—	—	—	—	130,389	1	716	—	—	717
Stock compensation expense	—	—	—	—	—	—	5,293	—	—	5,293
Comprehensive income (loss)	—	—	—	—	—	—	—	(2,013)	29,594	27,581

Balance as of December 31, 2013	—	$—	—	$—	31,789,348	$318	$349,278	$487	$(114,057)	$236,026

See accompanying notes to consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$29,594	$(16,817)	$(26,422)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,074	5,996	3,624
Stock-based compensation	5,293	5,552	2,545
Equity in net (income) loss of joint ventures	(2,395)	(1,337)	2,531
Dividends from unconsolidated joint ventures	4,318	5,155	—
Gain on previously held equity interest	(2,936)	—	—
Change in fair value of preferred stock warrants	—	—	838
Other	(115)	—	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	8,578	(2,581)	(10,089)
Inventories, net	3,053	(5,619)	(10,920)
Prepaid expenses and other current assets	(3,466)	(856)	3,470
Due from related party	(6,924)	939	(1,511)
Accounts payable and other accrued liabilities	7,477	(10,554)	15,516

Net cash provided by (used in) operating activities	49,551	(20,122)	(20,418)

Cash flows from investing activities
Capital expenditures	(1,103)	(111)	(324)
Acquisition of business, net of cash acquired	(12,996)	—	—
Return of principal balance of restricted cash	—	23	185
Investments in unconsolidated joint ventures	(19)	(399)	(1,046)
Return of capital from unconsolidated joint venture	—	—	1,185
Purchases of investments	(275,198)	(252,092)	(168,274)
Sale of investments	196,728	288,462	93,439
Purchase of product rights	(5,174)	(3,248)	(4,762)
Government grants received	605	—	—

Net cash (used in) provided by investing activities	(97,157)	32,635	(79,597)

Cash flows from financing activities
(Reduction) increase in short-term notes payable	—	(24,867)	4,141
Proceeds from issuance of long-term debt	—	—	15,000
Repayment of long-term debt	(8,961)	(12,273)	(2,727)
Proceeds from issuance of common stock, net of issuance costs	71,247	995	101,551
Payment of deferred financing costs	(28)	(884)	(123)

Net cash provided by (used in) financing activities	62,258	(37,029)	117,842

Effect of exchange rate movements in cash	(7)	—	—

Net increase (decrease) in cash and cash equivalents	14,645	(24,516)	17,827
Cash and cash equivalents, at beginning of period	27,687	52,203	34,376

Cash and cash equivalents, at end of period	$42,332	$27,687	$52,203

Supplemental disclosure of cash flow information
Cash paid for interest	$652	$1,021	$3,499

See accompanying notes to consolidated financial statements

Sagent Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands)

Note 1. Summary of Significant Accounting Policies:

Nature of Operations

Sagent Pharmaceuticals, Inc. (“Sagent”, “we”, “us” or “our”) is a specialty pharmaceutical company that develops, sources, manufactures and markets pharmaceutical products, principally injectable-based generic equivalents to branded products. We completed our initial public offering (“IPO”) on April 26, 2011. In connection with our IPO, we incorporated (the “Reincorporation”) in Delaware as Sagent Pharmaceuticals, Inc. Prior to the Reincorporation, we were a Cayman Islands company, and our corporate name was Sagent Holding Co. (“Sagent Holding”). Our products are typically sold to pharmaceutical wholesale companies which then distribute the products to end-user hospitals, long-term care facilities, alternate care sites, and clinics. The injectable pharmaceutical marketplace is comprised of end users who have relationships with group purchasing organizations (GPOs) or specialty distributors that focus on a particular therapeutic class. GPOs enter into product purchasing agreements with Sagent and other pharmaceutical suppliers for products in an effort to secure favorable drug pricing on behalf of their end-user members.

We are organized as a single reportable segment comprised of operations which develop, source, manufacture and market generic injectable products for sale in the United States, deriving a significant portion of our revenues from a single class of pharmaceutical wholesale customers within the United States.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).

The consolidated financial statements include the assets, liabilities, and results of operations of Sagent Pharmaceuticals, Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

On June 4, 2013, we acquired the remaining 50% equity interest in Kanghong Sagent (Chengdu) Pharmaceutical Co. Ltd. (“KSCP”) from our former joint venture partner (the “SCP Acquisition”), and accordingly, the consolidated financial statements since that date include KSCP as a wholly-owned subsidiary. Prior to the SCP Acquisition, we accounted for our investment in KSCP using the equity method of accounting, as our interest in the entity provided for joint financial and operational control, and operating results of KSCP were reported on a one-month lag. In August 2013, we formally changed the name of this entity to Sagent (China) Pharmaceuticals Co., Ltd. (“SCP”).

Sagent Agila LLC (“Sagent Agila”) is a joint venture incorporated in Wyoming with Strides Inc., a wholly-owned subsidiary of Strides Arcolab International Limited (“Strides”), established in January 2007 with the principal business of development, manufacturing, marketing, distribution and sale of generic pharmaceutical products to the U.S. market. In December 2013, Mylan Inc. (“Mylan”) acquired Strides’ Agila Specialities Pvt. Ltd., subsidiary (“Agila”), including Strides’ ownership share of the Sagent Agila joint venture.

We account for our 50% interest in Sagent Agila under the equity method of accounting as our interest in the entity provides for joint financial and operational control. Sagent’s equity in the net income (loss) of Sagent Agila is included in the accompanying consolidated statements of operations as equity in net income (loss) of joint ventures.

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

Foreign Currencies

We translate the results of operations of our foreign subsidiary using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. We record currency translation adjustments as a component of equity. Transaction gains and losses are recorded in interest income and other in the statements of operations and were not significant for any of the periods presented.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Cash and Cash Equivalents

We consider all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates fair value. At December 31, 2013, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances. The majority of our funds at December 31, 2013 were maintained at two stable financial institutions, each in an amount in excess of federally insured limits. This represents a concentration of credit risk. We have not experienced any losses on our deposits of cash and cash equivalents to date.

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

Inventories

Inventories are stated at the lower of cost (first in, first out) or market value. Inventories consist of products currently approved for marketing and may include certain products pending regulatory approval. From time to time, we capitalize inventory costs associated with products prior to receiving regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates management’s knowledge and best judgment of where the product is in the regulatory review process, market conditions, competing products and economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. If final regulatory approval for such products is denied or delayed, we may need to reserve for and expense such inventory.

We establish reserves for inventory to reflect situations in which the cost of the inventory is not expected to be recovered. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current expected market conditions, including level of competition. We record provisions for inventory to cost of goods sold.

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

Deferred Financing Costs

Deferred financing costs related to the issuance of debt are amortized using the straight-line method over the term of the related debt instrument, which approximates the effective interest method. We capitalized deferred financing costs of $28 and $284 in 2013 and 2012, respectively, related to our SVB revolving loan facility and our former senior secured revolving credit facility and term loan credit facility. Deferred financing costs are recorded within Other Assets on our consolidated balance sheets, and totaled $206 and $268 at December 31, 2013 and 2012, respectively.

Impairment of Long-Lived Assets

We evaluate long-lived assets, including intangible assets with definite lives, for impairment whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected future undiscounted cash flows, in addition to other quantitative and qualitative analyses. Judgments made by management related to the expected useful lives of long-lived assets and the ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as changes in economic conditions and changes in operating performance. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. We recorded an impairment charge within cost of sales of $44 related to one product license right in the year ended December 31, 2013. No impairment charges were recorded during the years ended December 31, 2012 or 2011.

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

Once a product receives regulatory approval, we record any subsequent milestone payments as an intangible asset to be amortized on a straight-line basis as a component of cost of sales over the related license period or the estimated life of the acquired product. At December 31, 2013, the amortization period for intangible assets arising from approved products ranges from five to eight years with a weighted-average period prior to the next renewal or extension of six years. We make the determination whether to capitalize or expense amounts related to the development of new products and technologies through agreements with third parties based on our ability to recover our cost in a reasonable period of time from the estimated future cash flows anticipated to be generated pursuant to each agreement. Market, regulatory, and legal factors, among other things, may affect the realizability of the projected cash flows that an agreement was initially expected to generate. We regularly monitor these factors and subject capitalized costs to periodic impairment testing.

Goodwill and Intangible Assets

Goodwill is recognized as the excess of fair value of consideration transferred to acquire an entity over the fair values assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for impairment on an annual basis and more often if circumstances require. We assess goodwill impairment risk by first performing a qualitative review of entity-specific, industry, market and general economic factors for our reporting unit. If significant potential goodwill impairment risk exists, we apply a two-step quantitative test. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. We test goodwill for impairment at least annually on October 1. No impairment of goodwill was recorded in the year ended December 31, 2013.

Certain amounts paid to third parties that are capitalized related to the development of new products and technologies are included within intangible assets. We determine the estimated fair values of certain intangible assets with definitive lives utilizing valuations performed by management at the time of their acquisition, based on anticipated future cash flow activity.

We test indefinite-lived intangible assets for impairment by first performing a qualitative review by assessing events and circumstances that could affect the fair value or carrying value of the indefinite-lived intangible asset. If significant potential impairment risk exists for a specific non-amortizable intangible asset, we quantitatively test for impairment by comparing the fair value of each intangible asset with its carrying value. Fair value of non-amortizable intangible assets is determined using planned growth rates, market-based discount rates and estimates of royalty rates. If the carrying value of the asset exceeds its fair value, the intangible asset is considered impaired and is reduced to its estimated fair value.

Definite-lived intangible assets are amortized over their estimated useful lives and evaluated for impairment as long-lived assets.

Acquired In-Process Research and Development

The fair value of in-process research and development (“IPR&D”) projects acquired in a business combination are capitalized and accounted for as indefinite-lived intangible assets until the underlying project receives regulatory approval, at which point the intangible asset will be accounted for as a definite-lived intangible asset, or discontinuation, at which point the intangible asset will be written off. Development costs incurred after the acquisition are expensed as incurred. Indefinite- and definite-lived assets are subject to impairment reviews as discussed previously.

Advertising and Promotion Expense

All advertising and promotion costs are expensed as selling, general, and administrative expenses when incurred. Total direct advertising and promotion expense incurred was $766, $683, and $679 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We also consider the scheduled reversal of deferred tax liabilities, projected future taxable income or losses, and tax planning strategies in making this assessment. Based upon our history of aggregate tax losses over the past three years, we do not believe realization of these tax assets is more likely than not. As such, full valuation allowances for the deferred tax assets were established.

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

Shipping and handling fees billed to customers are recognized in net revenue. Other shipping and handling costs are included in cost of goods sold.

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

When we initially record a sale to a wholesaler, the sale and resulting receivable are recorded at our list price. However, experience indicates that most of these selling prices will eventually be reduced to a lower, end-user contract price. Therefore, at the time of the sale, a contra asset is recorded for, and revenue is reduced by, the difference between the list price and the estimated average end-user contract price. This contra asset is calculated by product code, taking the expected number of outstanding wholesale units sold that will ultimately be sold under end-user contracts multiplied by the anticipated, weighted-average contract price. When the wholesaler ultimately sells the product, the wholesaler charges us, or issues a chargeback, for the difference between the list price and the end-user contract price and such chargeback is offset against the initial estimated contra asset. Periodically, we review the wholesale list prices for our products, and from time to time may reduce list prices based on market conditions or competitive pricing pressures. Reductions in the wholesale list price of our products reduce both our gross sales and the revenue reduction recorded upon initial product sale, but do not change the end-user contract selling price.

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

Our total chargeback accrual was $43,682 and $24,265 at December 31, 2013 and 2012, respectively, and is included as a reduction of accounts receivable. Our total chargeback expense was $300,835, $166,051 and $167,521 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Our total accrual for cash discounts was $2,414 and $1,373 at December 31, 2013 and 2012, respectively, and is included as a reduction of accounts receivable.

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

Our total accrual for returns and credits was $4,895 and $3,262 at December 31, 2013 and 2012, respectively, and is included as a reduction of accounts receivable.

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

Stock based compensation expense for cash-settled awards is measured and recognized at fair value on a periodic basis.

We use the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under the stock participation plan. Stock-based compensation expense was $5,293, $5,552 and $2,545 for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 2. Acquisitions:

Remaining equity interest of SCP

On April 30, 2013, we entered into a Share Purchase Agreement with Chengdu Kanghong Pharmaceuticals (Group) Co. Ltd. (“CKT”) to acquire CKT’s 50% equity interest in KSCP for $25,000, payable in installments through September 2015. The SCP Acquisition closed on June 4, 2013, following approval by the Chengdu Hi-Tech Industrial Development Zone Bureau of Investment Services. Concurrent with the closing of the SCP Acquisition, we paid $10,000 of the aggregate purchase consideration, and recorded a liability of $13,836 representing the fair value of our future payments as of the acquisition date to CKT under the terms of the Share Purchase Agreement. Upon the execution of the Share Purchase Agreement, we entered into a Share Pledge Agreement with CKT pursuant to which we pledged a portion of the shares to be acquired as collateral securing our future installment payment obligations. In December, we paid $2,500 of the installment payment obligation. Future installment payments are payable as follows:

(in thousands)
2014	3,500
2015	9,000

The SCP Acquisition was financed with cash and short term investments. The SCP Acquisition provided us with full control of the SCP manufacturing facility and served our long term strategic goals of additional investment in product development and vertically integrated capacity expansion.

As a result of the SCP Acquisition, we remeasured the previously held equity interest in KSCP to fair value, resulting in a gain of $2,936 reported as gain on previously held equity interest in the condensed consolidated statements of operations. The gain includes $2,782 reclassified from accumulated other comprehensive income (loss), and previously recorded as currency translation adjustments. Both the gain on previously held equity interest and the fair value of the non-controlling interest in SCP that we acquired were based on an asset approach valuation method. Acquisition related costs of $479 were recognized as product development expenses.

The acquisition date fair value transferred for the purchase of SCP is as follows:

(in thousands)
Cash	$10,000
Present value of remaining purchase consideration	13,836
Previously held equity interest	15,949
Gain on remeasurement of previously held equity interest in KSCP	154

Total purchase consideration	$39,939

The fair value of identifiable assets acquired and liabilities assumed for the SCP acquisition is shown in the table below:

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

SCP’s revenues of $344 and losses of $6,137 are included in the company’s consolidated results from the date of acquisition.

Product rights acquisitions

On August 30, 2013, we entered into an agreement with Mylan to acquire two products rights, Mesna and Acetylcysteine, owned by Sagent Agila. The acquisition closed on December 12, 2013, following the completion of Mylan’s acquisition of Agila from Strides. Under the terms of the agreement, we acquired the product rights from Sagent Agila. The total fair value of consideration transferred was $3,400, consisting of $3,200 of cash and $200 of contingent consideration. Sagent Agila deconsolidated its ownership in the product rights, recognizing a gain of $3,400, which the joint venture partners shared through their equity interests in Sagent Agila.

We estimated the fair value of the contingent consideration to be $200 using a probability weighting approach that considered the possible outcomes based on assumptions related to the timing and probability of the Acetylcysteine product approval date. The transaction was accounted for as a purchase of a business, and consequently, results of operations reflect the new basis of accounting from the date of the acquisition. The acquisition of these two products provides us with full control of the product rights and enhanced profitability, as we will no longer be required to share the profitability with our joint venture partner. The acquisition was financed with cash. Acquisition related costs related to this transaction were nominal.

The estimated fair value of identifiable assets acquired and liabilities assumed for Mesna and Acetylcysteine is shown in the table below:

(in thousands)
Definite-lived intangible asset	$2,180
In-process research and development	1,220

Total allocation of fair value	$3,400

The following unaudited pro forma financial information reflects the consolidated results of operations of Sagent as if the acquisitions had taken place on January 1, 2012 and January 1, 2013. The pro forma information includes acquisition and integration expenses. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

	Year Ended December 31,
	2013	2012
Condensed statement of operations information
Net revenues	$244,750	$183,615
Net income (loss)	18,405	(15,540)
Diluted income (loss) per common share	$0.61	$(0.56)

Note 3. Investments

Our investments at December 31, 2013 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and cash equivalents	Short term investments
Assets
Cash	$30,740	$—	$—	$30,740	$30,740	$—
Money market funds	11,592	—	—	11,592	11,592	—
Commercial paper	21,297	—	(3)	21,294	—	21,294
Corporate bonds and notes	92,523	46	(53)	92,516	—	92,516

	$156,152	$46	$(56)	$156,142	$42,332	$113,810

Our investments at December 31, 2012 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and cash equivalents	Short term investments
Assets
Cash	$9,546	$—	$—	$9,546	$9,546	$—
Money market funds	18,141	—	—	18,141	18,141	—
Commercial paper	23,249	—	(2)	23,247	—	23,247
Corporate bonds and notes	13,344	14		13,358	—	13,358

	$64,280	$14	$(2)	$64,292	$27,687	$36,605

Investments with continuous unrealized losses for less than twelve months and their related fair values were as follows:

	December 31, 2013		December 31, 2012
	Fair value	Unrealized losses	Fair value	Unrealized losses
Commercial paper	$19,294	$(3)	$23,247	$(2)
Corporate bonds and notes	50,922	(53)	—	—

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Because we do not intend to sell these investments, and it is not more likely than not that we will be required to sell our investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2013 or 2012.

The original cost and estimated current fair value of our fixed-income securities are set forth below.

	Cost basis	Estimated fair value
Due in one year or less	$54,032	$54,020
Between one and five years	59,788	59,790

Note 4. Accounts Receivable and Concentration of Credit Risk

We typically establish multi-year contractual agreements with GPOs and individual hospital groups to offer our products to end-user customers. As is common in the pharmaceutical industry, a significant amount of our pharmaceutical products are sold to end users under these GPO contracts through a relatively small number of drug wholesalers, which comprise the primary pharmaceutical distribution chain in the United States. Three wholesalers collectively represented approximately 84%, 82% and 83% of net revenue in 2013, 2012 and 2011, respectively, and represented approximately 87% and 89% of accounts receivable at December 31, 2013 and 2012, respectively. To help control our credit exposure, we routinely monitor the creditworthiness of customers, review outstanding customer balances, and record allowances for bad debts as necessary. Historical credit loss has not been significant. We had a reserve of $23 and $124 for bad debts as of December 31, 2013 and 2012, respectively. We do not require collateral.

Note 5. Inventories

Inventories at December 31, 2013 and 2012 were as follows:

	December 31, 2013			December 31, 2012
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory
Finished goods	$44,510	$1,437	$45,947	$46,410	$1,437	$47,847
Raw materials	5,614	19	5,633	1,280	—	1,280
Inventory reserve	(3,662)	(1,437)	(5,099)	(2,021)	—	(2,021)

	$46,462	$19	$46,481	$45,669	$1,437	$47,106

Note 6. Property, plant and equipment

Property, plant and equipment at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Land and land improvements	$2,235	$—
Buildings and improvements	19,696	103
Machinery, equipment, furniture and fixtures	38,000	1,764
Construction in process	460	—

	60,391	1,867
Less: accumulated depreciation	(2,707)	(1,087)

	$57,684	$780

Depreciation expense was $1,620, $215 and $225 in the years ended December 31, 2013, 2012 and 2011, respectively. We placed $49,744 of assets related to our Chinese manufacturing facility into service in September 2013, as production of the first commercial batches from the facility occurred at that time.

Note 7. Investment in Sagent Agila

We account for our 50% interest in Sagent Agila under the equity method of accounting. Under the equity method of accounting, our share of income or loss is recorded as “equity in net income (loss) of joint ventures” in the consolidated statements of operations.

Changes in the carrying value of Sagent Agila consist of the following:

	December 31,
	2013	2012
Investment in Sagent Agila at beginning of year	$2,161	$1,874
Equity in net income of Sagent Agila	4,220	5,151
Dividend paid	(4,318)	(5,155)
Investments in Sagent Agila	—	291

Investment in Sagent Agila at end of year	$2,063	$2,161

Condensed statement of operations and balance sheet information of Sagent Agila is presented below. All amounts are presented in accordance with accounting principles generally accepted in the United States.

	Year Ended December 31,
	2013	2012	2011
Condensed statement of operations information
Net revenues	$16,927	$28,948	$10,540
Gross profit	5,454	11,279	4,128
Net income	8,440	10,302	3,599

	December 31,
	2013	2012
Condensed balance sheet information
Current assets	$7,910	$11,015
Noncurrent assets	522	770

Total assets	$8,432	$11,785

Current liabilities	$4,328	$7,485
Long-term liabilities	—	—
Stockholders’ equity	4,104	4,300

Total liabilities and stockholders’ equity	$8,432	$11,785

Note 8. Investment in SCP

Prior to the SCP Acquisition in June 2013, we accounted for our 50% interest in SCP under the equity method of accounting. Under the equity method of accounting, our share of income or loss is recorded as “equity in net income (loss) of joint ventures” in the consolidated statements of operations on a one-month lag. Changes in the carrying value of SCP consist of the following:

	December 31,
	2013	2012
Investment in SCP at beginning of year	$17,461	$20,888
Equity in net loss of SCP	(1,825)	(3,814)
Currency translation adjustment	294	237
Investments in SCP	19	150
Acquisition of remaining equity interest in SCP	(15,949)	—

Investment in SCP at end of year	$—	$17,461

Condensed statement of operations through the date of the SCP Acquisition and balance sheet information at December 31, 2012 is presented below. All amounts are presented in accordance with accounting principles generally accepted in the United States. In addition, the assets and liabilities of SCP have been translated at exchange rates as of the balance sheet date and revenues and expenses of SCP have been translated at the weighted-average exchange rate for each respective reporting period.

	Period ended June 4, 2013	Year ended December 31,

		2012	2011
Condensed statement of operations information
Net revenues	$—	$—	$—
Gross profit	—	—	—
Net loss	(2,805)	(7,044)	(8,581)

December 31, 2012
Condensed balance sheet information
Current assets	$3,717
Noncurrent assets	53,728

Total assets	$57,445

Current liabilities	$4,741
Long-term liabilities	18,296
Stockholders’ equity	34,408

Total liabilities and stockholders’ equity	$57,445

Note 9. Goodwill and Intangible assets, net

We recorded goodwill of approximately $6,038 related to the SCP Acquisition. There were no reductions of goodwill relating to impairments.

Intangible assets at December 31, 2013 and 2012 were as follows:

	December 31, 2013			December 31, 2012
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$5,941	$(2,087)	$3,854	$3,156	$(1,541)	$1,615
Product development rights	3,252	—	3,252	2,662	—	2,662

Total definite-lived intangible assets	$9,193	$(2,087)	$7,106	$5,818	$(1,541)	$4,277

In-process research and development (IPR&D)	$1,220	$—	$1,220	$—	$—	$—

Total intangible assets	$10,413	$(2,087)	$8,326	$5,818	$(1,541)	$4,277

Movements in intangible assets were due to the following:

	2013			2012
	Product licensing rights	Product development rights	IPR&D	Product licensing rights	Product development rights
Balance at January 1	$1,615	$2,662	$—	$1,458	$3,968
Acquisition of product rights	604	4,570	—	628	2,620
Sagent Agila product acquisitions	2,180	—	1,220	—	—
Amortization of product rights	(545)	(3,980)	—	(471)	(3,926)

Balance at December 31	$3,854	$3,252	$1,220	$1,615	$2,662

Amortization expense related to our product licensing rights was $545, $471 and $402 for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense related to our product development rights was $3,980, $3,926 and $1,547 for the years ended December 31, 2013, 2012 and 2011, respectively. The weighted-average period prior to the next extension or renewal for the 22 products comprising our product licensing rights intangible asset was 72 months at December 31, 2013.

We currently estimate amortization expense over each of the next five years as follows:

Amortization expense
For the year ending December 31,
2014	$4,102
2015	538
2016	511
2017	487
2018	463

Note 10. Accrued liabilities

Accrued liabilities at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Payroll and employee benefits	$6,143	$1,211
Sales and marketing	5,305	5,649
Taxes payable	895	—
Other accrued liabilities	661	509

	$13,004	$7,369

Note 11. Debt

Credit facilities acquired under the SCP Acquisition

In connection with the acquisition of the remaining 50% equity interest in SCP, we assumed two loan contracts with the Agricultural Bank of China Ltd. in the amount of RMB 37,000 ($6,069) and RMB 83,000 ($13,613) originally entered into in June 2011 and August 2010, respectively, (the “ABC Loans”) each with a five year term. Amounts outstanding under the ABC Loans bear an interest rate equal to the benchmark lending interest rate published by the People’s Bank of China. During the term of the loan, the rate is subject to adjustment every three months. The ABC Loans are secured by the property, plant and equipment of SCP. As of December 31, 2013, RMB 63,000 ($10,333) was outstanding under the ABC Loans, at an interest rate of 6.00% per annum. As the interest rate resets on a quarterly basis, the fair value of our long-term debt approximates its carrying value. Repayment will be accelerated if the liabilities to assets ratio exceed 70% and 80% during the term of the RMB 37,000 and RMB 83,000 credit facilities, respectively, or if our SCP subsidiary is unable to achieve 50% of its projected revenues when it commences commercial activities.

On January 2, 2014, we repaid in full the then-outstanding balance of the ABC Loans, totaling RMB 63.0 million ($10.3 million). Upon prepayment of the ABC Loans, the loan contracts were terminated. No early termination fees were incurred as part of the prepayment of the ABC Loans.

Silicon Valley Bank Loan and Security Agreement

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

On September 23, 2013, we entered into a Second Loan Modification Agreement to the SVB Agreement with Silicon Valley Bank (the “Modification”). The Modification altered the calculation methodology of the borrowing base that is used to determine our borrowing availability and the covenant for the Adjusted Quick Ratio tested at the end of each month and eliminated the covenant to maintain a specified level of free cash flow in quarters where we maintain eligible cash balances of $30 million or greater. We did not amend the term, the maximum availability, or the interest rate applicable to the amounts drawn under the SVB Agreement. As of December 31, 2013, no borrowings were outstanding and we were in compliance with all of our covenants under the SVB Agreement

Note 12. Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$11,592	$11,592	$—	$—

Corporate bonds and notes	92,516	—	92,516	—
Commercial paper	21,294	—	21,294	—

Short-term investments	$113,810	$—	$113,810	$—

Total assets	$125,402	$11,592	$113,810	$—

Liabilities
Contingent purchase consideration	$200	$—	$—	$200

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

During the year ended December 31, 2013, changes in the fair value of our contingent purchase consideration measured using significant unobservable inputs (Level 3), were comprised of the following:

Year ended December 31, 2013
Balance at beginning of period	$—
Issuance of contingent purchase consideration	200
Change in fair value of contingent purchase consideration	—
Payment of contingent purchase consideration	—

Balance at end of period	$200

Note 13. Employee Benefit Plan

We sponsor a 401(k) defined-contribution plan (the “401(k) Plan”) covering substantially all eligible employees. Employee contributions to the 401(k) Plan are voluntary. We contribute an amount equal to 50% of a covered employee’s eligible contribution up to 6% of a participant’s compensation. Employer contributions vest over a period of three years. Participants’ contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. The Company’s total matching contributions to the 401(k) Plan were $338, $340 and $310 for years ended December 31, 2013, 2012 and 2011, respectively. We may contribute additional amounts to the 401(k) Plan at our discretion. Discretionary employer contributions vest over the same three-year period. We made no discretionary contributions to the 401(k) Plan during the three-year period ended December 31, 2013.

Note 14. Preferred Stock and Stockholders’ Equity

Common Stock

We are authorized to issue 100,000,000 shares of common stock as of both December 31, 2013 and 2013. We have reserved 5,892,670 shares at December 31, 2013 and 2012, for the issuance of common stock upon the exercise of outstanding stock options.

On September 16, 2013, we completed a registered equity offering, issuing 3,542,470 new shares of our common stock at $21.25 per share in exchange for total consideration of $75,277. We received proceeds from the offering, net of the underwriting discount and expenses, of $70,580.

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

Following the initial public offering, we were authorized to issue 5,000,000 shares of preferred stock. No preferred stock was issued or outstanding at December 31, 2013.

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

Note 15. Accumulated comprehensive income (loss)

Accumulated comprehensive income (loss) at December 31, 2013, 2012 and 2011 is comprised of the following:

	December 31,
	2013	2012	2011
Currency translation adjustment, net of tax	$496	$2,488	$2,251
Unrealized gain (loss) on available for sale securities, net of tax	(9)	12	(89)

	$487	$2,500	$2,162

The following table summarizes the changes in balances of each component of accumulated other comprehensive income, net of tax as of December 31, 2013.

	Currency translation adjustment	Unrealized gains (losses) on available for sale securities	Total
Balance as of December 31, 2012	$2,488	$12	$2,500

Other comprehensive income (loss) before reclassifications	790	(21)	769
Amounts reclassified from accumulated other comprehensive income (loss)	(2,782)	—	(2,782)

Net current-period other comprehensive loss	(1,992)	(21)	(2,013)

Balance as of December 31, 2013	$496	$(9)	$487

No amounts were reclassified out of accumulated other comprehensive income for the years ended December 31, 2012 or 2011. The table below presents the amounts reclassified out of each component of accumulated other comprehensive income for the year ended December 31, 2013.

Type of reclassification	Amount reclassified from accumulated other comprehensive income	Affected line item in the condensed consolidated statement of operations
Currency translation adjustment – reclassification of cumulative currency translation gain	$2,782	Gain on previously held equity interest

Total reclassification for the year ended December 31, 2013, net of tax	$2,782

Note 16. Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, 1,194,717, 2,280,106 and 2,151,135 of common share equivalents, comprised of restricted stock and unexercised stock options, have been excluded from the diluted earnings per share calculation for the years ended December 31, 2013, 2012 and 2011, respectively. The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Basic and dilutive numerator
Net income (loss), as reported	$29,594	$(16,817)	$(26,422)

Denominator
Weighted average common shares outstanding – basic (in thousands)	29,213	27,980	20,105
Net effect of dilutive securities
Stock options and restricted stock	724	—	—

Weighted average common shares outstanding – diluted (in thousands)	29,937	27,980	20,105

Net income (loss) per common share (basic)	$1.01	$(0.60)	$(1.31)

Net income (loss) per common share (diluted)	$0.99	$(0.60)	$(1.31)

Note 17. Stock-Based Compensation

Prior to the initial public offering, we had a stock plan, the 2007 Global Share Plan (the “2007 Plan”), for key employees and nonemployees, which provided for the grant of nonqualified and incentive stock options and/or shares of restricted stock, deferred stock, and other equity awards in our common stock. Concurrent with the initial public offering, our Board adopted the 2011 Incentive Compensation Plan (the “2011 Plan”, with the 2007 Plan, the “Plans”), for employees and nonemployees, which provides for the grant of nonqualified and incentive stock options and/or shares of restricted stock, deferred stock and other equity awards in our common stock. The Board administers the Plans. A total of 2,475,184 and 4,000,000 shares are authorized under the 2007 Plan and 2011 Plan, respectively, as of December 31, 2013. At December 31, 2013, we had 413,036 shares of common stock available for grant under the 2007 Plan and 2,600,488 shares of common stock available for grant under the 2011 Plan.

Stock options, exercisable for shares of our common stock, generally vest over a four-year period from the grant date and expire ten years from the grant date. The strike price of the options granted under the 2007 Plan is established at or above the fair value of our stock as of the grant date. The strike price of stock options granted under the 2011 Plan is established as the closing price of our stock on the business day prior to the grant date.

In 2010, the Board approved an amendment to the 2007 Plan which permits employees to exercise their stock options prior to vesting. Once purchased, we have the right to repurchase unvested stock from the employee upon termination of their services. The repurchase price is equal to the original exercise price of the option.

Restricted Stock

The Company measures the fair value of the restricted stock on the date of grant based on the estimated fair value of the common stock on that day. The fair value is amortized to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. As of December 31, 2013, the total amount of unrecognized stock-based compensation related to grants of restricted stock was approximately $1,257. The Company expects to recognize this expense over an average period of approximately 33 months. The following table summarizes restricted stock activity during the year ended December 31, 2013:

	Restricted stock	Weighted-Average Grant Date Fair Value
Balance at January 1, 2013	50,039	$19.93
Granted	56,224	16.65
Vested	(9,677)	14.92
Forfeited	(7,378)	9.31

Balance at December 31, 2013	89,208	$18.64

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

	Risk free interest rate	Expected life	Expected dividend yield	Expected volatility	Fair value at grant date
2013	1.24%	6 years	0%	62%	$9.31
2012	1.05%	6 years	0%	61%	$10.67
2011	1.47%	6 years	0%	61%	$11.15

Stock options outstanding that have vested and are expected to vest as of December 31, 2013, were as follows:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Vested	1,450,992	$10.75	6.5	$21,242
Expected to vest	1,010,168	$17.67	8.3	7,805

Total	2,461,160	$13.59	7.2	$29,047

(1)	The Aggregate Intrinsic Value amounts represent the difference between the exercise price and $25.38, the fair value of our stock on December 31, 2013, for in-the-money options.

Stock Option Activity

The following table sets forth stock option activity for the year ended December 31, 2013:

	Options Outstanding		Exercisable Options
	Number of shares	Weighted-Average Exercise Price	Number of shares	Weighted-Average Exercise Price
Outstanding at January 1, 2013	2,236,128	$12.62	982,179	$7.60
Granted	399,774	$17.08		—
Exercised	(120,712)	$6.25		—
Forfeited	(54,040)	$15.57		—

Outstanding at December 31, 2013	2,461,160	$13.59	1,450,992	$10.75

As of December 31, 2011, the weighted-average remaining contractual lives of options outstanding and options exercisable were 8.5 years and 7.4 years, respectively. As of December 31, 2012, the weighted-average remaining contractual lives of options outstanding and options exercisable were 7.8 years and 6.9 years, respectively. As of December 31, 2013, the weighted-average remaining contractual lives of options outstanding and options exercisable were 7.2 years and 6.5 years, respectively

The total intrinsic value of options exercised in 2013, 2012 and 2011 was $1,860, $2,210 and $2,100, respectively. The total fair value of options vested was approximately $5,036, $3,388 and $2,476 in 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $6,903 of unrecognized stock-based compensation expense related to unvested stock options, which will be recognized over a weighted-average period of 2.3 years.

Note 18. Net Revenue by Product

Net revenue by product category is as follows:

	2013	2012	2011
Therapeutic Class
Anti-Infective	$90,604	$81,923	$63,476
Critical Care	65,612	71,683	54,489
Oncology	88,534	30,009	34,440

Total	$244,750	$183,615	$152,405

Note 19. Geographic Data:

Geographic data for net revenue and long-lived assets were:

	2013	2012	2011
Net revenue:
United States	$244,272	$183,615	$152,405
Others	478	—	—

Total	$244,750	$183,615	$152,405

	2013	2012	2011
Long-lived assets:
United States	$17,401	$25,047	$29,662
China	57,016	—	—

Total	$74,417	$25,047	$29,662

Note 20. Management reorganization:

In August 2012, we completed a reorganization of our executive management team in which we eliminated certain positions within the Company. Costs associated with the reorganization, primarily severance related charges, are reflected in the management reorganization caption in the consolidated statements of operations for the year ended December 31, 2012.

Note 21. Income Taxes:

Components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
Domestic	$36,671	$(16,817)	$(24,066)
Foreign	(6,182)	—	(2,356)

Income (loss) before income taxes	$30,489	$(16,817)	$(26,422)

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

We have generated tax losses since incorporation and do not believe that it is more likely than not that the losses and other deferred tax assets will be utilized. As such, we have recorded a full valuation allowance against our deferred tax assets. A summary of our net operating loss carryforwards, including the timing of expiry, is as follows:

Year of Expiry	Net Operating Loss Carryforwards
2030	16,967
2031	13,256
2032	8,674

Total	$38,897

Additional carryforwards of $27,678, principally related to our China subsidiary, will expire between 2014 and 2018. Net operating losses and carryforwards are available for use against our consolidated federal taxable income.

The following is a reconciliation of our income tax provision (benefit) computed at the U.S. federal statutory rate to the income tax provision (benefit) reported in the consolidated statements of operations:

	Year Ended December 31,
	2013	2012	2011
Provision (benefit) at statutory rate	$10,366	$(5,718)	$(8,983)
State income taxes, net of federal income tax	230	(37)	(236)
Foreign rate differential	560	—	801
Valuation allowance	(9,998)	4,561	7,799
Permanent book / tax differences	(263)	1,194	619

Provision for income taxes	$895	$—	$—

Of the total 2013 provision for income taxes, $707 related to the fourth quarter correction of AMT expense that was not recorded during the first three quarters of 2013.

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2013	2012
Deferred tax assets:
Product development and start-up costs	$12,039	$10,142
Inventory	2,652	2,000
Loss and credit carryforwards	21,521	30,233
Bad debt reserves	8	400
Accrued expenses / other	3,210	2,487
Deferred compensation	2,281	1,512
Alternative minimum tax carryforwards	895	—

Total deferred tax assets	$42,606	$46,774

Deferred tax liabilities:
Depreciation	$(497)	$(117)

Total deferred tax liabilities	(497)	(117)

Net deferred tax asset	42,109	46,657
Valuation allowance	(42,109)	(46,657)

Net deferred tax assets (liabilities)	$—	$—

Our loss and credit carryforwards include $940 of windfall tax benefits that would reverse to accumulated paid-in-capital upon realization.

We classify uncertain tax positions as noncurrent income tax liabilities unless expected to be paid within one year. Classification of net deferred tax assets (liabilities) on the consolidated balance sheets is as follows:

	December 31,
	2013	2012
Current assets	$6	$6
Noncurrent liabilities	(6)	(6)

Net deferred tax assets (liabilities)	$—	$—

Note 22. Commitments and Contingencies

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

Under a manufacture and supply agreement with Info, Info develops, manufactures, and supplies us with presentations of levofloxacin in premix bags. We have agreed to pay a transfer price for each unit of levofloxacin supplied, plus a percentage of the net profit from the sales of levofloxacin in premix bags. In addition, we have agreed to share with Info the cost of development activities equally. The initial term of the agreement expires on July 7, 2016, after which we have the option to renew the agreement for successive additional two year terms unless Info provides notice of its intent to terminate the agreement at least two years prior to its initial expiration date or the expiration date of a renewal term.

The current renewal term of the cefepime agreement expires on April 1, 2015, after which we have the option to renew the agreement for successive additional one-year terms unless Dobfar provides notice of its intent to terminate the agreement at least six months prior to the expiration of a renewal term. In addition, we also have supply agreements or other purchase commitments with Dobfar and/or WorldGen covering six currently marketed products – ampicillin, ampicillin sulbactam, cefazolin, cefoxitin, ceftazadime and ceftriaxone – and, with Info, covering three currently marketed products – ciprofloxacin, fluconazole, and zoledronic acid bags, in both 4mg and 5mg presentations, and additional products currently under development.

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

In addition, we also have other supply agreements with Gland covering four currently marketed products, adenosine, amiodarone, ondansetron and vancomycin, and additional products currently under initial development.

Actavis

In April 2009, we entered into a development, manufacturing and supply agreement with Actavis. Under the terms of this agreement, we became the exclusive U.S. marketing partner under certain conditions for a portfolio of six specialty injectable products developed and manufactured by Actavis under its ANDAs. In February 2010, this agreement was amended to include two additional products. Pursuant to this agreement, Actavis will supply these products to us at a specified transfer price and will receive a specified percentage of the net profit from sales of such products. In March 2013, we agreed to with Actavis to terminate the development, manufacturing and supply agreement, effective December 31, 2014. As consideration for the termination of the agreement, we will receive a greater percentage of the net profit from sales of products during the remaining term of the agreement and a one-time payment of $5,000. As of December 31, 2013, this agreement with Actavis covered ten marketed products.

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

Contingent milestone payments are as follows at December 31, 2013:

2014	18,805
2015	7,528
2016	2,293
2017	3,227
2018	204
Thereafter	—

Total	$32,057

Leases

We have entered into various operating lease agreements for office space, communications, information technology equipment and software, and office equipment. Total rental expense amounted to $431, $467 and $422 for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, total future annual minimum lease payments related to noncancelable operating leases are as follows:

2014	297
2015	306
2016	315

Total	$918

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

Zoledronic Acid (Generic versions of Zometa® and Reclast®). On February 20, 2013, Novartis Pharmaceuticals Corporation (“Novartis”) sued the Company and several other defendants in the United States District Court for the District of New Jersey, alleging, among other things, that sales of the Company’s (i) zoledronic acid premix bag (4mg/100ml), made by ACS Dobfar Info S.A. (“Info”), also a defendant, a generic version of Novartis’ Zometa® ready to use bottle, would infringe U.S. Patent No. 7,932,241 (the “241 Patent”) and U.S. Patent No. 8,324,189 (the “189 Patent”) and (ii) zoledronic acid premix bag (5mg/100ml), also made by Info, a generic version of Novartis’ Reclast® ready to use bottle, would infringe U.S. Patent No. 8,052,987 and the 241 Patent, and (iii) zoledronic acid vial (4mg/5ml), made by Actavis LLC, also a defendant, a generic version of Novartis’ Zometa® vial, would infringe the 189 Patent. (Novartis Pharmaceuticals Corporation v. Actavis, LLC, et. al.,

Case No. 13-cv-1028) On March 1, 2013, the District Court denied Novartis’ request for a temporary restraining order against the Company and the other defendants, including Actavis and Info. On March 6, 2013, the Company, began selling Actavis’ zoledronic acid vial, the generic version of Zometa®. Also, as of August 27, 2013 and October 1, 2013, the Company began selling zoledronic acid premix bags in 4mg/100ml and 5mg/100ml presentations, respectively. The Company believes it has substantial meritorious defenses to the case, and the Company has sold and will continue to sell these products. While an estimate of the potential loss resulting from an adverse final determination that one of the patents in suit is valid and infringed cannot currently be made as specific monetary damages have not been asserted, an adverse final determination could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

At this time, there are no other proceedings of which we are aware that are considered likely to have a material adverse effect on the consolidated financial position or results of operations.

Note 23. Related party transactions:

As of December 31, 2013 and 2012, respectively, we had a receivable of $3,644 and $1,404 from Sagent Agila LLC, which is expected to offset future profit-sharing payments. These amounts are included within due from related party on the consolidated balance sheet. As of December 31, 2013 and 2012, respectively, we had a payable of $3,129 and $7,026 to Sagent Agila LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements. During the years ended December 31, 2013 and 2012, Sagent Agila LLC distributed $8,635 and $10,310 to its joint venture partners. As the Sagent Agila joint venture was in a cumulative loss position during 2011, our share of the 2011 distribution was treated as a return of capital in the consolidated statement of cash flows.

Note 24. Quarterly Financial Data (Unaudited)

	2013 Quarters
	First	Second	Third	Fourth
Net revenue	$60,211	$59,591	$60,842	$64,106
Gross profit	$18,458	$23,218	$18,587	$17,259
Income from continuing operations	$9,887	$13,434	$3,101	$4,958

Net income	$9,838	$13,370	$2,826	$3,560

Weighted-average shares used to compute net income per share
Basic	28,135	28,163	28,745	31,776
Diluted	28,746	28,828	29,568	32,609
Net income per share
Basic	$0.35	$0.47	$0.10	$0.11
Diluted	$0.34	$0.46	$0.10	$0.11

	2012 Quarters
	First	Second	Third	Fourth
Net revenue	$38,280	$42,680	$49,429	$53,226
Gross profit	$5,762	$6,506	$7,221	$11,618
Loss from continuing operations	$(6,952)	$(4,740)	$(3,758)	$(43)

Net loss	$(8,289)	$(4,716)	$(3,750)	$(62)

Weighted-average shares used to compute net loss per share
Basic	27,915	27,936	27,977	28,092
Diluted	27,915	27,936	27,977	28,092
Net income per share
Basic	$(0.30)	$(0.17)	$(0.13)	$(0.00)
Diluted	$(0.30)	$(0.17)	$(0.13)	$(0.00)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We acquired the remaining 50% equity interest in Kanghong Sagent (Chengdu) Pharmaceutical Co. Ltd. (“SCP”) on June 4, 2013, and it represents approximately $73.6 million of our total assets, $48.2 million of our net assets, $344 thousand of our net revenue and $6.2 million of our net loss as of and for the year ended December 31, 2013. As SCP was acquired in a purchase business combination during 2013, the scope of our assessment of the effectiveness of internal control over financial reporting does not include SCP. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Management reviewed the results of our assessment with the Audit Committee of our Board of Directors. Based on this assessment, management determined that, as of December 31, 2013, we maintained effective internal control over financial reporting.

Ernst & Young LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this report, has issued an audit report on their assessment of our internal control over financial reporting as of December 31, 2013, which is included elsewhere in this Annual Report.

March 7, 2014

/s/ Jeffrey Yordon, Chief Executive Officer

/s/ Jonathon Singer, Executive Vice President and Chief Financial Officer

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2013. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sagent Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Sagent Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sagent Pharmaceuticals, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sagent Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sagent Pharmaceuticals, Inc.

We have audited Sagent Pharmaceuticals, Inc’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Sagent Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of Sagent (China) Pharmaceuticals Co. Ltd., which is included in the 2013 consolidated financial statements of Sagent Pharmaceuticals, Inc. and constituted $73,600,000 and $48,200,000 of total and net assets, respectively as of December 31, 2013, and $344,000 and $6,200,000 of revenues and net losses, respectively, for the year then ended. Our audit of internal control over financial reporting of Sagent Pharmaceuticals, Inc. also did not include an evaluation of the internal control over financial reporting of Sagent (China) Pharmaceuticals Co. Ltd.

In our opinion, Sagent Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sagent Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013 of Sagent Pharmaceuticals, Inc. and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 7, 2014

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed within 120 days after the Company’s fiscal year end of December 31, 2013 (“2014 Proxy Statement”), and is incorporated by reference into this Annual Report.

The information on our Web site is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

Item 11.	Executive Compensation.

Information required by this Item 11 is included in our 2014 Proxy Statement and is incorporated by reference into this Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2013 were:

Equity Compensation Plan Information

	Col. A	Col. B	Col. C
Description	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (A)
Equity compensation plans approved by security holders	2,488,884	$13.60	3,013,524
Equity compensation plans not approved by security holders	—	$—	—

Information related to the security ownership of certain beneficial owners and management is included in our 2014 Proxy Statement and is incorporated by reference into this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is included in our 2014 Proxy Statement and is incorporated by reference into this Annual Report.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item 14 is included in our 2014 Proxy Statement and is incorporated by reference into this Annual Report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Index to Consolidated Financial Statements and Schedules

Page
Consolidated Balance Sheets at December 31, 2013 and 2012	47
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011	48
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011	49
Consolidated Statements of Preferred Stock and Stockholder’s Equity for the years ended December 31, 2013, 2012 and 2011	50
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	51
Report of Management on Internal Control Over Financial Reporting	79
Report of Independent Registered Public Accounting Firm	81
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	82
Financial Statement Schedule – Valuation and Qualifying Accounts	89

Financial Statements of Kanghong Sagent (Chengdu) Pharmaceutical Co. Ltd., at June 4, 2013 and December 31, 2012 and for the period from January 1, 2013 to June 4, 2013, Years Ended December 31, 2012 and 2011 and for the period from December 29, 2006 (date of inception) to June 4, 2013

S-1
Financial Statements of Sagent Agila LLC, at December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012, and 2011.	S-18

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b)	The following exhibits are filed as part of, or incorporated by reference into, this Annual Report

Exhibit No.

3.1	Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.1	Credit and Security Agreement, dated as of June 16, 2009, by and among Sagent Pharmaceuticals, Inc., certain subsidiaries of the borrower named therein, and Midcap Funding I, LLC. (Incorporated by reference to Exhibit 10.1 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.2	Limited Waiver and Amendment No. 1 Regarding Credit Agreement, dated as of December 9, 2009, by and among Sagent Pharmaceuticals, Inc. and Midcap Funding I, LLC. (Incorporated by reference to Exhibit 10.2 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.3	Limited Waiver and Amendment No. 2 Regarding Credit Agreement, effective as of March 1, 2010, by and among Sagent Pharmaceuticals, Inc. and Midcap Funding I, LLC. (Incorporated by reference to Exhibit 10.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.4	Amendment No. 3 Regarding Credit Agreement, effective as of May 31, 2010, by and among Sagent Pharmaceuticals, Inc., Midcap Funding IV, LLC and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

Exhibit No.

10.5	Amendment No. 4 Regarding Credit Agreement, effective as of December 31, 2010, by and among Sagent Pharmaceuticals, Inc., Midcap Funding IV, LLC and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.5 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.6	Amendment No. 5 Regarding Credit Agreement, effective as of March 8, 2011, by and among Sagent Pharmaceuticals, Inc., Midcap Funding IV, LLC and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.6 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.7	Credit and Security Agreement, dated as of March 8, 2011, by and among Sagent Pharmaceuticals, Inc. and Midcap Funding III, LLC. (Incorporated by reference to Exhibit 10.7 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.8	Joinder and Amendment No. 6 Regarding Credit Agreement, dated September 26, 2011, by and among Sagent Pharmaceuticals, Sagent Pharmaceuticals, Inc., Midcap Funding IV, LLC and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed September 30, 2011).)

10.9	Joinder and Amendment No. 1 Regarding Credit Agreement, dated September 26, 2011, by and among Sagent Pharmaceuticals, Sagent Pharmaceuticals, Inc., Midcap Funding III, LLC and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed September 30, 2011).)

10.10+	Sagent Holding Co. Amended and Restated 2007 Global Share Plan. (Incorporated by reference to Exhibit 10.21 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.11+	Form of Stock Option Agreement under the Sagent Holding Co. Amended and Restated 2007 Global Share Plan. (Incorporated by reference to Exhibit 10.22 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.12+	2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.8 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.13+	Form of Incentive Stock Option Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.9 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.14+	Form of Restricted Stock Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.10 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.15+	Form of Restricted Stock Unit Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.11 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.16+	Form of Stock Appreciation Rights Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.12 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.17+	Form of Non-Qualified Stock Option Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.13 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.18	Manufacture and Supply Agreement, dated as of December 17, 2007, by and among Sagent Pharmaceuticals, Inc., A.C.S. Dobfar S.p.a. and its affiliate, WorldGen LLC. (Incorporated by reference to Exhibit 10.23 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

Exhibit No.

10.19	Development and Supply Agreement, dated as of June 27, 2008, as amended, by and between Sagent Holding Co. and Gland Pharma Limited. (Incorporated by reference to Exhibit 10.24 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.20+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Jeffrey Yordon. (Incorporated by reference to Exhibit 10.25 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.21+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Ronald Pauli. (Incorporated by reference to Exhibit 10.26 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.22+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Michael Logerfo. (Incorporated by reference to Exhibit 10.27 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.23+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Lorin Drake. (Incorporated by reference to Exhibit 10.28 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.24+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Albert Patterson. (Incorporated by reference to Exhibit 10.29 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.25+	Employment Agreement, dated as of September 12, 2011, by and between Sagent Pharmaceuticals, Inc. and Jonathon M. Singer (Incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).)

10.26+	Offer letter, dated as of August 18, 2011, by and between Sagent Pharmaceuticals, Inc. and Jonathon M. Singer (Incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).)

10.27	Warrant to purchase 2,380,952 Preference Shares of Sagent Holding Co. sold pursuant to Sagent Holding Co. Series B-1 Preference Shares and Warrant Purchase Agreement, among the registrant and Key Gate Investments Limited, dated April 6, 2010. (Incorporated by reference to Exhibit 10.19 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.28	Warrant to purchase 2,040,816 Preference Shares of Sagent Holding Co. sold pursuant to Sagent Holding Co. Series B-1 Preference Shares and Warrant Purchase Agreement, among the registrant and Key Gate Investments Limited, dated April 6, 2010. (Incorporated by reference to Exhibit 10.20 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.29	Letter Agreement, dated as of April 5, 2011, by and between the registrant and Key Gate Investments Limited. (Incorporated by reference to Exhibit 10.30 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.30	Loan and Security Agreement, dated February 13, 2012, by and among Sagent Pharmaceuticals, Inc., Sagent Pharmaceuticals, and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 16, 2012).)

10.31	Second Loan Modification Agreement, dated September 23, 2013, by and among Sagent Pharmaceuticals, Inc., a Delaware corporation, Sagent Pharmaceuticals, Inc., a Wyoming corporation, and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed September 24, 2013).

Exhibit No.

10.32*	Joint Venture Agreement, dated as of January 18, 2007 for Formation of Sagent Strides Inc. between Sagent Inc. and Strides Arcolab International Limited.

10.33+	Employment Agreement, dated as of March 25, 2013, by and between Sagent Pharmaceuticals, Inc. and James M. Hussey (Incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.34+	Offer Letter, dated March 12, 2013, by and between Sagent Pharmaceuticals, Inc. and James M. Hussey (Incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.35	Share Purchase Agreement, dated April 30, 2013, by and between Sagent Pharmaceuticals, Inc. and Chengdu Kanghong Pharmaceuticals (Group) Co. Ltd. (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed May 6, 2013).

10.36	Share Pledge Agreement, dated April 30, 2013, by and between Sagent Pharmaceuticals, Inc. and Chengdu Kanghong Pharmaceuticals (Group) Co. Ltd. (Incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed May 6, 2013).

10.37	Loan Contract dated August 24, 2010 by and between Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd., and the Agricultural Bank of China Ltd. (Incorporated by reference to Exhibit 10.5 in the Company’s Quarterly Report on Form 10-Q filed August 6, 2013).

10.38	Loan Contract dated June 9, 2011 by and between Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd., and the Agricultural Bank of China Ltd. (Incorporated by reference to Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q filed August 6, 2013).

21.1*	List of subsidiaries of Sagent Pharmaceuticals, Inc.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm

23.2*	Consent of Ernst & Young Hua Ming, independent auditors

23.3*	Consent of Ernst & Young LLP, independent auditors

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following materials from Sagent’s Annual Report on Form 10-K for the year ended December 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Operations for the twelve months ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Loss for the twelve months ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Preferred Stock and Stockholder’s Equity for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (vi) Notes to the Consolidated Financial Statements, and (vii) document and entity information.

+	Indicates a management contract or compensatory plan or arrangement
*	Indicates an exhibit filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT PHARMACEUTICALS, INC.

By:	/S/ JONATHON M. SINGER
(Jonathon M. Singer, Executive Vice President and Chief Financial Officer)

Date: March 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ JEFFREY M. YORDON (Jeffrey M. Yordon)	Chief Executive Officer (principal executive officer)	March 7, 2014

/S/ JONATHON M. SINGER (Jonathon M. Singer)	Executive Vice President and Chief Financial Officer (principal financial officer)	March 7, 2014

/S/ JEFFREY W. GREVE (Jeffrey W. Greve)	Vice President, Controller (principal accounting officer)	March 7, 2014

/S/ MARY TAYLOR BEHRENS (Mary Taylor Behrens)	Director	March 7, 2014

/S/ MICHAEL FEKETE (Michael Fekete)	Director	March 7, 2014

/S/ ROBERT FLANAGAN (Robert Flanagan)	Director	March 7, 2014

/S/ ANTHONY KRIZMAN (Anthony Krizman)	Director	March 7, 2014

/S/ FRANK KUNG, PH.D (Frank Kung, Ph.D)	Director	March 7, 2014

Sagent Pharmaceuticals, Inc.

Valuation and Qualifying Accounts

For the years ended December 31, 2013, 2012 and 2011

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Chargeback Allowance
Year ended December 31, 2013	$24,265	$300,835	$—	$281,418	$43,682
Year ended December 31, 2012	$28,932	$166,051	$—	$170,718	$24,265
Year ended December 31, 2011	$13,507	$167,521	$—	$152,096	$28,932

Allowance for Cash Discounts
Year ended December 31, 2013	$1,373	$12,204	$—	$11,163	$2,414
Year ended December 31, 2012	$1,804	$7,665	$—	$8,096	$1,373
Year ended December 31, 2011	$701	$8,188	$—	$7,085	$1,804

Allowance for Credits
Year ended December 31, 2013	$3,262	$6,760	$—	$5,127	$4,895
Year ended December 31, 2012	$1,940	$3,539	$—	$2,217	$3,262
Year ended December 31, 2011	$1,880	$1,458	$—	$1,398	$1,940

Deferred Tax Valuation Allowance
Year ended December 31, 2013	$46,657	$1,158	$5,843	$11,549	$42,109
Year ended December 31, 2012	$40,816	$5,841	$—	$—	$46,657
Year ended December 31, 2011	$32,937	$7,879	$—	$—	$40,816

Inventory Reserve Allowance
Year ended December 31, 2013	$2,021	$3,078	$—	$—	$5,099
Year ended December 31, 2012	$6,443	$—	$—	$4,422	$2,021
Year ended December 31, 2011	$846	$5,597	$—	$—	$6,443

Allowance for doubtful accounts
Year ended December 31, 2013	$124	$—	$—	$101	$23
Year ended December 31, 2012	$—	$124	$—	$—	$124
Year ended December 31, 2011	$—	$—	$—	$—	$—

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

/s/ Ernst & Young Hua Ming

Shanghai, the People’s Republic of China

March 11, 2013

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Balance Sheets

(Amounts in thousands of U.S. Dollars)

	June 4, 2013	December 31, 2012
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$2,704	$2,372
Prepaid expenses and other current assets	196	380
Inventory	2,396	965

Total current assets	5,296	3,717

Non-current assets:
Property, plant and equipment, net	53,112	51,894
Intangible assets, net	1,845	1,834

Total non-current assets	54,957	53,728

Total assets	$60,253	$57,445

Liabilities and shareholders’ equity

Current liabilities:
Accrued employee benefits	1,027	1,140
Other payables	1,442	1,813
Amount due to related parties	4,868	197
Current portion of long-term bank loans	4,855	1,591

Total current liabilities	12,192	4,741

Non-current liabilities:
Long-term bank loans	14,240	17,182
Government grants	1,618	1,114

Total non-current liabilities	15,858	18,296

Total liabilities	28,050	23,037

Commitments and contingencies

Shareholders’ equity:
Paid-in capital (no par value)	50,000	50,000
Additional paid-in capital	1,524	1,491
Deficit accumulated during the development stage	(24,886)	(22,080)
Accumulated other comprehensive income	5,565	4,997

Total shareholders’ equity	32,203	34,408

Total liabilities and shareholders’ equity	$60,253	$57,445

The accompanying notes are an integral part of these financial statements

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Statements of Loss

(Amounts in thousands of U.S. Dollars)

	Period from January 1, 2013 to June 4, 2013	Year Ended December 31,		Period from December 29, 2006 (date of inception) to June 4, 2013

		2012	2011
	Unaudited			Unaudited
Operating expenses:
Pre-production expenses	$(597)	$(3,759)	$(4,475)	$(9,741)
General and administrative expenses	(2,211)	(3,417)	(4,128)	(15,412)

Loss from operations	(2,808)	(7,176)	(8,603)	(25,153)
Other income / (expense)	—	38	(19)	19
Interest income	2	90	41	248

Loss before income taxes	(2,806)	(7,048)	(8,581)	(24,886)
Income tax expense	—	—	—	—

Net loss	$(2,806)	$(7,048)	$(8,581)	$(24,886)

The accompanying notes are an integral part of these financial statements

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Statements of Comprehensive Loss

(Amounts in thousands of U.S. Dollars)

	Note	Period from January 1, 2013 to June 4, 2013	Year Ended December 31,		Period from December 29, 2006 (date of inception) to June 4, 2013

			2012	2011
		Unaudited			Unaudited
Net loss		$(2,806)	(7,048)	(8,581)	(24,886)
Other comprehensive income, net of tax
Foreign currency translation adjustments		568	96	2,194	5,568

Total other comprehensive income, net of tax		568	96	2,194	5,568

Comprehensive loss		$(2,238)	$(6,952)	$(6,387)	$(19,318)

The accompanying notes are an integral part of these financial statements

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Statements of Cash Flows

(Amounts in thousands of U.S. Dollars)

	Period from January 1, 2013 to June 4, 2013	Year Ended December 31,		Period from December 29, 2006 (date of inception) to June 4, 2013

		2012	2011
	(Unaudited)			(Unaudited)
Operating activities
Net loss	$(2,806)	$(7,048)	$(8,581)	$(24,886)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	342	764	492	1,730
Share based payments	33	84	191	308
Salary expense of certain employee paid by a shareholder	—	229	987	1,216
Amortization	20	60	63	261
Loss on disposal of property, plant and equipment	—	—	2	2
Pre-production expenses offset by government grants received	—	—	(31)	(31)
Changes in operating assets and liabilities:
Inventories	(1,398)	(965)	—	(2,363)
Prepaid expenses and other current assets	189	(146)	65	(275)
Amount due to a related party	4,671	153	—	4,824
Accrued employee benefits and other payables	(531)	530	579	1,383

Net cash provided by (used in) operating activities	520	(6,339)	(6,233)	(17,831)
Investing activities
Purchases of property, plant and equipment	(666)	(3,587)	(3,232)	(48,413)
Proceeds from sale of property, plant and equipment	—	—	1	1
Purchases of intangible assets	—	—	(15)	(1,573)
Government grants received	480	—	31	1,534
Restricted cash	—	—	—	—

Net cash used in investing activities	(186)	(3,587)	(3,215)	(48,451)
Financing activities
Repayment of short-term bank loans	—	(317)	—	(317)
Proceeds from long-term bank loans	—	—	17,069	18,579
Capital contribution from shareholders	—	—	—	50,000

Net cash (used in)/provided by financing activities	—	(317)	17,069	68,262
Net increase (decrease) in cash and cash equivalents	334	(10,243)	7,621	1,980
Effect of foreign exchange rate changes on cash	(2)	14	261	724
Cash and cash equivalents, at beginning of year/period	2,372	12,601	4,719	—

Cash and cash equivalents, at end of year/period	$2,704	$2,372	$12,601	$2,704

Supplemental disclosures of cash flow information:
Acquisition of property, plant and equipment included in other payables	$(148)	$(629)	$(1,117)	$902
Interest paid	$513	$1,295	$729	$2,550

Noncash financing activity
Capital contribution from a shareholder	$33	$313	$1,178	$1,524

The accompanying notes are an integral part of these financial statements

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Statements of Shareholders’ Equity

(Amounts in thousands of U.S. Dollars)

	Paid-in Capital	Additional Paid in Capital	Deficit accumulated during the development stage	Accumulated other comprehensive income	Total
Balance as of December 29, 2006 and January 1, 2007	$—	$—	$—	$—	$—
Net loss	—	—	(196)	—	(196)
Other comprehensive income, net				365	365
Capital contribution from shareholders	10,200	—	—	—	10,200

Balance as of December 31, 2007	10,200	—	(196)	365	10,369
Net loss	—	—	(760)	—	(760)
Other comprehensive income, net				890	890
Capital contribution from shareholders	14,501	—	—	—	14,501

Balance as of December 31, 2008	24,701	—	(956)	1,255	25,000
Net loss	—	—	(1,685)	—	(1,685)
Other comprehensive income, net				23	23
Capital contribution from shareholders	16,000	—	—	—	16,000

Balance as of December 31, 2009	40,701	—	(2,641)	1,278	39,338
Net loss	—	—	(3,810)	—	(3,810)
Other comprehensive income, net				1,429	1,429
Capital contribution from shareholders	9,299	—	—	—	9,299

Balance as of December 31, 2010	50,000	—	(6,451)	2,707	46,256
Net loss	—	—	(8,581)	—	(8,581)
Other comprehensive income, net				2,191	2,191
Capital contribution from a shareholder	—	1,178	—	—	1,178

Balance as of December 31, 2011	50,000	1,178	(15,032)	4,901	41,047
Net loss	—	—	(7,048)	—	(7,048)
Other comprehensive income, net				96	96
Capital contribution from a shareholder	—	313	—	—	313

Balance as of December 31, 2012	50,000	1,491	(22,080)	4,997	34,408
Net loss (unaudited)	—	—	(2,806)	—	(2,806)
Other comprehensive income, net (unaudited)	—	—	—	568	568
Capital contribution from a shareholder (unaudited)	—	33	—	—	33

Balance as of December 31, 2013 (unaudited)	$50,000	$1,524	$(24,886)	$5,565	$32,203

The accompanying notes are an integral part of these financial statements

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

The period from January 1, 2013 to June 4, 2013 (unaudited),

Years Ended December 31, 2012 and 2011 and for

the period from December 29, 2006 (date of inception) to June 4, 2013 (unaudited)

(Amounts in thousands of U.S. Dollars unless otherwise stated)

1.	Organization and Description of Business

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd. (the “Company”) was incorporated on December 29, 2006 in the province of Sichuan of the People’s Republic of China and is a joint venture formed between Chengdu Kanghong Technology (Group) Co., Ltd. (“Kanghong”) and Sagent Pharmaceuticals, Inc. (“Sagent”) (collectively, the “Shareholders”) to establish a production facility in Chengdu, China with the primary business objective of developing and manufacturing pharmaceutical products, principally injectable-based generic equivalents to branded products. Operations of the Company substantially commenced in March 2007 and have consisted principally of raising capital, establishing facilities, and recruiting personnel for the purpose of conducting development activities in preparation for site validation by the U.S. Food & Drug Administration (FDA). As the planned commercial operations have not commenced, the Company is considered a development stage company.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern even though the Company has incurred operating losses since inception and has an accumulated deficit of approximately $22 million as at December 31, 2012. The Company expects to incur further operating losses in the next 12 months as it continues to incur pre-production related expenses as it works to complete the FDA approval process of its production facility, which was previously inspected by the FDA in July 2012. Currently, the Company will have to raise additional funds to sustain operations and execute on its operating plan. In order to assist the Company through to the date of a potential financing event, if any, Sagent Pharmaceuticals, Inc. (“Sagent”), with the approval of its Board of Directors, issued a unilateral, unconditional and legally-binding financial support letter to the Company, whereby Sagent will provide the Company with all the necessary funding it requires to continue its operations through September 30, 2013. There can be no assurance that the Company will be able to raise additional capital from the shareholders or others or that such financing will be available on satisfactory terms, if at all.

Additionally, the Company’s existing long-term credit facilities (see Note 8) have a financial operating covenant that becomes operable once the Company commences the sales of their products. However, given its limited operating history there can be no assurances that it will comply with this operating covenant and therefore the credit facilities would be due on demand.

On April 30, 2013, Sagent entered into a Share Purchase Agreement, with Kanghong pursuant to which Sagent agreed to acquire Kanghong’s 50% interest in the Company in exchange for $25,000, payable in installments through September 2015. The acquisition was subject to customary closing conditions, including approval by the Chengu Hi-Tech Industrial Zone Bureau of Investment Services (“BIS”). On June 4, 2013, Sagent received final approval for the transaction from the BIS. Accordingly, the transaction has been completed. As a result of the completion of the transaction, we are now a wholly-owned subsidiary of Sagent.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S GAAP”). The financial statements from the period from January 1, 2013 to June for 2013 and from the period from December 29, 2006 (date of inception) to June 4, 2013 are unaudited.

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

The period from January 1, 2013 to June 4, 2013 (unaudited),

Years Ended December 31, 2012 and 2011 and for

the period from December 29, 2006 (date of inception) to June 4, 2013 (unaudited)

(Amounts in thousands of U.S. Dollars unless otherwise stated)

2.	Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the period. Areas where management uses subjective judgment include, but are not limited to, assessment for inventory reserves, estimating the useful lives of long-lived assets and intangible assets, assessing for impairment of long-lived assets, and accounting for deferred income taxes. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates, and as such, differences may be material to the financial statements.

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

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

The period from January 1, 2013 to June 4, 2013 (unaudited),

Years Ended December 31, 2012 and 2011 and for

the period from December 29, 2006 (date of inception) to June 4, 2013 (unaudited)

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

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

The period from January 1, 2013 to June 4, 2013 (unaudited),

Years Ended December 31, 2012 and 2011 and for

the period from December 29, 2006 (date of inception) to June 4, 2013 (unaudited)

(Amounts in thousands of U.S. Dollars unless otherwise stated)

2.	Summary of Significant Accounting Policies (continued)

flows expected to be generated by the assets, when the market prices are not readily available for the long-lived assets. The Company did not record impairment charges associated with its long-lived assets or intangible assets during the period from January 1, 2013 to June 4, 2013 the years ended December 31, 2012 and 2011 and for the period from December 29, 2006 (date of inception) to June 4, 2013.

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

Government Grants

Government grants received from the period of inception through June 4, 2013 are to subsidize the funding of the Company’s purchases of its manufacturing assets. The fair value of the government grants is recorded as deferred government grants and will be amortized over the weighted average useful life of the related manufacturing assets once all attaching conditions are complied with and the related assets are substantially complete and ready for their intended use.

Comprehensive Loss

Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Other comprehensive income is reported in the statement of comprehensive loss and the statement of shareholders’ equity. Comprehensive loss of the Company includes net loss and foreign currency translation differences for the period from January 1, 2013 to June 4, 2013, each of the two years in the period ended December 31, 2012 and for the period from December 29, 2006 (date of inception) to June 4, 2013.

3.	Concentration of Risk

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents. As of June 4, 2013 and December 31, 2012, the Company’s cash and cash equivalents were all deposited with two financial institutions located in the PRC. Management believes that the

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

The period from January 1, 2013 to June 4, 2013 (unaudited),

Years Ended December 31, 2012 and 2011 and for

the period from December 29, 2006 (date of inception) to June 4, 2013 (unaudited)

(Amounts in thousands of U.S. Dollars unless otherwise stated)

3.	Concentration of Risk (continued)

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

Foreign Currency Exchange Rate Risk

The RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The appreciation of the RMB against the U.S. dollar was approximately 1.7%, 0.2% and 4.9% in the period from January 1, 2013 to June 4, 2013 and the years ended December 31, 2012 and 2011, respectively.

4.	Inventory

Inventory consists of the following:

	June 4, 2013	December 31, 2012
	(Unaudited)
Raw materials	$2,439	$965
Finished goods	329	—
Inventory reserve	(371)	—

	$2,396	$965

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

The period from January 1, 2013 to June 4, 2013 (unaudited),

Years Ended December 31, 2012 and 2011 and for

the period from December 29, 2006 (date of inception) to June 4, 2013 (unaudited)

(Amounts in thousands of U.S. Dollars unless otherwise stated)

5.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 4, 2013	December 31, 2012
	(Unaudited)
At cost:
Building	$1,117	$1,098
Machinery	3,948	2,395
Office equipment	440	1,874
Vehicles	145	143

	5,648	5,510
Less accumulated depreciation	(1,748)	(1,406)

	3,900	4,104
Construction in progress	49,212	47,790

	$53,112	$51,894

For the period from January 1, 2013 to June 4, 2013, the years ended December 31, 2012 and 2011 and for the period from December 29, 2006 (date of inception) to June 4, 2013, depreciation expense was $342, $764, $492 and $1,730, respectively. The amount of depreciation expense included in pre-production expenses was $12, $665, $366 and $1,066 for the respective periods, and the amount included in general and administrative expenses was $330, $99, $126 and $664 for the respective periods. As of June 4, 2013 and December 31, 2012, the net book values of property, plant and equipment pledged as collateral for bank loans were $51,828 and $47,101, respectively. Construction in progress included capitalized interest of $570, $1,295, $729 and $2,605 from January 1, 2013 to June 4, 2013, for the years ended December 31, 2012 and 2011, and for the period from December 29, 2006 (date of inception) to June 4, 2013, respectively.

6.	Intangible Assets

Intangible assets consist of the following:

June 4, 2013 (unaudited)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In years)
Purchased software	2	$72	$(69)	$3
Land use right	50	2,046	(204)	1,842

Total		$2,118	$(273)	$1,845

December 31, 2012	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(In years)
Purchased software	2	$71	$(65)	$6
Land use right	50	2,016	(188)	1,828

Total		$2,087	$(253)	$1,834

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

The period from January 1, 2013 to June 4, 2013 (unaudited),

Years Ended December 31, 2012 and 2011 and for

the period from December 29, 2006 (date of inception) to June 4, 2013 (unaudited)

(Amounts in thousands of U.S. Dollars unless otherwise stated)

6.	Intangible Assets (continued)

Amortization expenses of intangible assets for the period ended June 4, 2013 and the years ended December 31, 2012, 2011 and for the period from December 29, 2006 (date of inception) to December 31, 2012 were $20, $60, $63 and $261, respectively, and were recorded in general and administrative expenses.

The future amortization of intangible assets is as follows:

Year Ending June 4,
2014	44
2015	41
2016	41
2017	41
2018	41
Thereafter	1,637

$1,845

7.	Other Payables

Other payables consist of the following:

	June 4, 2013	December 31, 2012
Payables for purchase of property and equipment	$547	$1,099
Others	895	714

	$1,442	$1,813

8.	Long-Term Bank Loans

The Company obtained two credit facilities in the amount of RMB37,000 ($5,987) and RMB83,000 ($13,431) in June 2011 and August 2010, respectively, each with a five year term. Both credit facilities are secured by certain fixed assets of the Company. The interest rate of the credit facilities is the prevailing interest rate of People’s Bank of China on the date of the draw downs. Repayment will be accelerated if the liabilities to assets ratio of the Company exceeds 70% and 80% during the term of the RMB37,000 and RMB83,000 credit facilities, respectively, or if the Company is unable to achieve 50% of its projected revenues when the Company commences commercial activities. During the period from January 1, 2013 to June 4, 2013 and as of June 4, 2013, the Company was in compliance with these covenants. All interest costs were capitalized in all periods presented as the funds were used to finance the build-out of the Company’s manufacturing facility (see Note 5).

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

The period from January 1, 2013 to June 4, 2013 (unaudited),

Years Ended December 31, 2012 and 2011 and for

the period from December 29, 2006 (date of inception) to June 4, 2013 (unaudited)

(Amounts in thousands of U.S. Dollars unless otherwise stated)

8.	Long-Term Bank Loans (continued)

Principal payments due on the long-term bank loans as of June 4, 2013 are as follows:

Year ending June 4,
2014	$4,855
2015	4,855
2016	9,385

$19,095

In November 2013 and January 2014, the Company repaid RMB55, 000 ($8,221) and in full RMB63,000 ($10,333) of the then-outstanding balances of the loan. Upon prepayment of the loan, the loan contracts were terminated. No early termination fees were incurred as part of the prepayment of the loans.

9.	Income Taxes

In accordance with the PRC Corporate Income Tax Law (the “New CIT Law”) which was approved and became effective on January 1, 2008, the provision for Mainland China current income tax has been based on a statutory rate of 25% of the assessable profits of the Company for period from January 1, to June 4, 2013 and each of the years ended December 31, 2012 and 2011.

Loss before income taxes for the period from January 1, 2013 to June 4, 2013 and the years ended December 31, 2012 and 2011 was derived in the PRC.

The Company’s total income tax expense for the period from January 1, 2013 to June 4, 2013, the years ended December 31, 2012 and 2011 and for the period from December 29, 2006 (date of inception) to June 4, 2013 is zero, and differs from the theoretical amount that would arise using the PRC statutory income tax rate primarily due to the effects of valuation allowances on the deferred tax assets generated during the respective years.

Deferred tax assets reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has deferred tax assets of $6,049 as of June 4, 2013, which are fully offset by a valuation allowance. The significant components of deferred tax assets are related to pre-operating expenses.

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

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

The period from January 1, 2013 to June 4, 2013 (unaudited),

Years Ended December 31, 2012 and 2011 and for

the period from December 29, 2006 (date of inception) to June 4, 2013 (unaudited)

(Amounts in thousands of U.S. Dollars unless otherwise stated)

9.	Income Taxes (continued)

Based upon the Company’s evaluation of its income tax positions as of June 4, 2013, the Company has no unrecognized tax positions. As of June 4, 2013, the tax years ended December 31, 2008 through 2012 and for the period January1, 2013 to June 4, 2013 for the PRC entities remain open for statutory examination by the PRC tax authorities.

10.	Shareholder Contribution

Sagent Pharmaceuticals, Inc., one of the Company’s shareholders, granted stock options to two of the Company’s employees and also provided cash compensation to one of these employees in 2013, 2012 and 2011. Twenty-five percent of these options are to be vested on each anniversary date from the vesting commencement date of the respective grants over a four year period. These stock options are accounted for as non-employee stock options given these stock options were granted to employees of an investee by a non-controlling shareholder. Therefore, these grants are recorded at fair value at each reporting date during the vesting period. The Company recorded $33, $313, $1,178 and $1,524 as a shareholder contribution and recognized the associated stock-based and cash compensation expense in the general and administrative expense for the period ended January 1, 2013 to June 4, 2013 and years ended December 31, 2012, 2011 and for the period from December 29, 2006 (date of inception) to June 4, 2013.

11.	Commitment and Contingencies

Purchase Commitments

As of June 4, 2013, the Company had outstanding purchase commitments related to property, plant and equipment in the amount of $508, which are all due within one year.

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

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

The period from January 1, 2013 to June 4, 2013 (unaudited),

Years Ended December 31, 2012 and 2011 and for

the period from December 29, 2006 (date of inception) to June 4, 2013 (unaudited)

(Amounts in thousands of U.S. Dollars unless otherwise stated)

12.	Fair Value Measurement (continued)

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

In accordance with ASC 820, the Company measures cash equivalents at fair value. Cash equivalents are classified within Level 1 as the cash equivalents are valued using quoted market prices.

13.	Related Party Transactions

Name and Related Party Relationship:

Name of related party	Relationship with the Company
Sagent Pharmaceuticals, Inc.	Joint venture shareholder
Chengdu Kanghong Pharmaceutical Group Co., Ltd.	Joint venture shareholder

As of June 4, 2013, we had a related party payable of $4,868 to Sagent. The amounts were for material purchased on our behalf, a $1,000 advanced payment of a finished goods inventory, and a related party loan of $2,000.

14.	Subsequent Events

On January 2, 2014, we repaid in full the then-outstanding balance of the ABC Loans, totaling RMB 63,000 ($10,333) million ($10.3 million). Upon prepayment, the loan contracts were terminated. No early termination fees were incurred as part of the prepayment of the loans. No other subsequent events requiring disclosure were noted.

Report of Independent Auditors

The Board of Directors and Members of Sagent Agila LLC.

We have audited the accompanying financial statements of Sagent Agila LLC, which comprise the balance sheet as of December 31, 2012, and the related statement of operations and comprehensive income, statement of members’ equity and statement of cash flow for the year then ended, and the related notes to the financial statements.

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

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

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

We believe that the audit evidence we obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sagent Agila LLC at December 31, 2012 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois

March 18, 2013

Sagent Agila LLC

Balance Sheets

(in thousands, except share amounts)

	December 31,
	2013 (unaudited)	2012
Assets
Current assets:
Cash	$1,143	$1,593
Due from Agila	3,638	1,982
Due from Sagent	3,129	7,440
Total current assets	7,910	11,015
Intangible assets, net	522	770

Total assets	$8,432	$11,785

Liabilities and members’ equity
Current liabilities:
Accounts payable	$—	$132
Due to Agila	674	5,525
Due to Sagent	3,654	1,828

Total liabilities	4,328	7,485

Members’ equity:
Common stock – $1.00 par value, 3,400,000 authorized and outstanding at both December 31, 2013 and 2012	3,400	3,400
Additional paid-in-capital	—	415
Retained earnings	704	485

Total members’ equity	4,104	4,300

Total liabilities and members’ equity	$8,432	$11,785

See accompanying notes to financial statements.

Sagent Agila LLC

Statements of Operations and Comprehensive Income

(in thousands)

	Year ended December 31,
	2013	2012	2011
	(Unaudited)		(Unaudited)
Net revenue:
Product revenue	$11,242	$17,578	$6,358
License fees	5,685	11,370	4,182

Total net revenue	16,927	28,948	10,540
Cost of sales	11,473	17,669	6,412

Gross profit	5,454	11,279	4,128
Operating expenses:
Product development	387	970	149
Selling, general and administrative	—	7	380

Total operating expenses	387	977	529

Gain on sale of products	(3,372)	—	—

Income from operations	8,439	10,302	3,599

Income before income taxes	8,439	10,302	3,599
Provision for income taxes	—	—	—

Net Income	$8,439	$10,302	$3,599

Comprehensive Income	$8,439	$10,302	$3,599

See accompanying notes to financial statements.

Sagent Agila LLC

Statements of Members’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total

	Shares	Amount
Balance as of January 1, 2011 (unaudited)	3,400,000	$3,400	$2,418	$—	$(4,232)	$1,586
Contributions by members (unaudited)	—	—	912	—	—	912
Dividends and distributions (unaudited)	—	—	(2,370)	—	—	(2,370)
Comprehensive income (loss) (unaudited)		—	—	—	3,599	3,599

Balance as of December 31, 2011 (unaudited)	3,400,000	$3,400	$960	$—	$(633)	$3,727
Contributions by members	—	—	580	—	—	580
Dividends and distributions	—	—	(1,125)	—	(9,184)	(10,309)
Comprehensive income (loss)		—	—	—	10,302	10,302

Balance as of December 31, 2012	3,400,000	$3,400	$415	$—	$485	$4,300
Contributions by members (unaudited)	—	—	—	—	—	—
Dividends and distributions (unaudited)	—	—	(415)	—	(8,220)	(8,635)
Comprehensive income (unaudited)	—	—	—	—	8,439	8,439

Balance as of December 31, 2013 (unaudited)	3,400,000	$3,400	$—	$—	$704	$4,104

See accompanying notes to financial statements.

Sagent Agila LLC

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2013	2012	2011
	(Unaudited)		(Unaudited)
Cash flows from operating activities
Net income	$8,439	$10,302	$3,599
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	248	238	54
Changes in operating assets and liabilities:
Due from members	2,655	2,681	2,134
Other current assets	—	3	(3)
Accounts payable	(132)	132	—
Due to members	(3,025)	(2,000)	(4,043)

Net cash provided by operating activities	8,185	11,356	1,741

Cash flows from investing activities
Purchase of product rights	—	(35)	(283)

Net cash used in investing activities	—	(35)	(283)

Cash flows from financing activities
Dividends paid to members	(8,635)	(10,309)	(2,370)
Proceeds from member contributions	—	580	912

Net cash used in financing activities	(8,635)	(9,729)	(1,458)

Net (decrease) increase in cash and cash equivalents	(450)	1,592	—
Cash and cash equivalents, at beginning of period	1,593	1	1

Cash and cash equivalents, at end of period	$1,143	$1,593	$1

See accompanying notes to financial statements

Sagent Agila LLC

Notes to Financial Statements

(amounts in thousands)

Note 1. Summary of Significant Accounting Policies:

Nature of Operations

Sagent Agila LLC (“Sagent Agila”, “we”, “us” or “our”) is a limited liability company incorporated in Wyoming between Strides Inc., a wholly-owned subsidiary of Strides Arcolab International Limited (“Strides US”), and Sagent Pharmaceuticals, Inc. (“Sagent”). Sagent Agila was established in January 2007 with the principal business of development, manufacturing, marketing, distribution and sale of generic pharmaceutical products to the U.S. market. In December 2013, Mylan Incorporated (“Mylan”) acquired Strides’ Agila Specialities (“Agila”) subsidiary, including Strides’ ownership share of the Sagent Agila joint venture.

All of our products are sold to Sagent, who sells the products into the U.S. market. The initial term of the venture expires upon the tenth anniversary of its formation. Sagent and Agila may agree to extend the term of the venture.

Basis of Presentation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The financial statements as of December 31, 2013 and for the years ended December 31, 2013 and 2011 are unaudited.

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

Cash

At December 31, 2013, our cash balances were deposited in financial institutions and consisted of immediately available fund balances. The majority of our funds at December 31, 2013, were maintained at one stable financial institution, in an amount in excess of federally insured limits. This represents a concentration of credit risk. We have not experienced any losses on our deposits of cash and cash equivalents to date.

Fair value of financial instruments

The carrying value of financial assets and liabilities such as cash and other current liabilities approximate their fair values due to their short maturities.

Impairment of Long-Lived Assets

We evaluate long-lived assets, consisting of intangible assets with definite lives, for impairment whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected future undiscounted cash flows, in addition to other quantitative and qualitative analyses. Judgments made by management related to the expected useful lives of long-lived assets and the ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as changes in economic conditions and changes in operating performance. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. There were no impairment charges recorded during the years ended December 31, 2013, 2012 or 2011.

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

Once a product receives regulatory approval, we record any subsequent milestone payments as an intangible asset to be amortized on a straight-line basis as a component of cost of sales over the related license period or the estimated life of the acquired product. At December 31, 2013, the amortization period for intangible assets arising from approved products ranges from three to seven years with a weighted-average period prior to the next renewal or extension of five years. We make the determination whether to capitalize or expense amounts related to the development of new products and technologies through agreements with third parties based on our ability to recover our cost in a reasonable period of time from the estimated future cash flows anticipated to be generated pursuant to each agreement. Market, regulatory, and legal factors, among other things, may affect the realizability of the projected cash flows that an agreement was initially expected to generate. We regularly monitor these factors and subject capitalized costs to periodic impairment testing.

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

Note 2. Deconsolidation of product rights

On August 30, 2013, Sagent entered into an agreement with Mylan to acquire the rights to our Mesna and Acetylcysteine product rights. The fair value of purchase consideration for the transaction was $3,400, which was based on the aggregate purchase consideration transferred to Mylan by Sagent for one-half of the asset value. The transaction closed on December 12, 2013, subsequent to the completion of Mylan’s acquisition of Agila from Strides. We accounted for the transaction as the deconsolidation of our ownership in these assets, and recognized a gain equal to the net fair value of the assets, $3,372.

Note 3. Intangible assets, net

Intangible assets at December 31, 2013 and 2012 were as follows:

	December 31, 2013 (unaudited)			December 31, 2012
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$808	$(286)	$522	$808	$(163)	$645
Product development rights	—	—	—	125	—	125

	$808	$(286)	$522	$933	$(163)	$770

Movements in intangible assets were due to the following:

	2013 (unaudited)		2012
	Product licensing rights	Product development rights	Product licensing rights	Product development rights
Balance at January 1	$645	$125	$698	$275
Acquisition of product rights	—	—	35	—
Amortization of product rights	(123)	(125)	(88)	(150)

Balance at December 31	$522	$—	$645	$125

Amortization expense related to our product development rights was $125 and $150 for the years ended December 31, 2013 and 2012, respectively. We incurred no amortization expense related to our product development rights in 2011. Amortization expense related to our product licensing rights was $123, $88 and $54 for the years ended December 31, 2013, 2012 and 2011, respectively. The weighted-average period prior to the next extension or renewal for the 14 products comprising our product licensing rights intangible asset was 60 months at December 31, 2013.

We currently estimate amortization expense over each of the next five years as follows:

For the year ending December 31,	Amortization expense
2014	$108
2015	108
2016	104
2017	91
2018	62

Note 4. Members’ Equity

Common Stock

We are authorized to issue 3,400,000 shares of common stock as of both December 31, 2013 and 2012.

Voting Rights

The holders of our common stock are entitled to one vote for each share held of record upon such matters and in such manner as may be provided by law.

Dividends

We accrue dividends when, and if, declared by our Members. During the years ended December 31, 2013 and 2012, we distributed $8,635 and $10,309, respectively, to our joint venture partners.

Note 5. Commitments and Contingencies

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

Contingent milestone payments are as follows at December 31, 2013:

2014	$58
2015	148
2016	—
2017	—
2018	—
Thereafter	—

Total	$206

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

Note 6. Related party transactions:

As of December 31, 2013 and 2012, we had a receivable of $3,129 and $7,440, respectively, from Sagent, which is related to inventory shipments and license fees due. As of December 31, 2013 and 2012, we also had a deposit of $3,638 and $1,982, respectively, with Strides Arcolab related to future inventory purchases and prepayment of certain license fee revenues. These amounts are included within due from Sagent and due from Agila, respectively, on the balance sheets. As of December 31, 2013 and 2012, we had a payable of $3,654 and $1,828, respectively, to Sagent for inventory markups on certain products and shipment related charges and a payable of $674 and $5,525, respectively, to Strides Arcolab, principally related to inventory shipments.

Note 7. Subsequent events:

We evaluated subsequent events through March 7, 2014, the date the financial statements were available to be issued. No subsequent events requiring disclosure were noted.