Form 10-Q
period 2014-03-31
Sagent Pharmaceuticals, Inc.
filed 2014-05-06
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At April 30, 2014, there were 31,865,070 shares of the registrant’s common stock outstanding.

Sagent Pharmaceuticals, Inc.

In this report, “Sagent,” “we,” “us,” “our” and the “Company” refers to Sagent Pharmaceuticals, Inc. and subsidiaries, and “Common Stock” refers to Sagent’s common stock, $0.01 par value per share.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,738	$42,332
Short-term investments	113,931	113,810
Accounts receivable, net of chargebacks and other deductions	33,204	23,033
Inventories, net	44,179	46,481
Due from related party	3,385	3,644
Prepaid expenses and other current assets	6,615	6,491

Total current assets	227,052	235,791
Property, plant, and equipment, net	56,693	57,684
Investment in joint ventures	2,344	2,063
Goodwill	6,038	6,038
Intangible assets, net	9,005	8,326
Other assets	282	306

Total assets	$301,414	$310,208

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,835	$24,010
Due to related party	3,790	3,129
Accrued profit sharing	8,448	8,740
Accrued liabilities	11,345	13,931
Current portion of deferred purchase consideration	3,420	3,381
Current portion of long-term debt	—	10,333

Total current liabilities	48,838	63,524

Long term liabilities:
Long-term portion of deferred purchase consideration	8,425	8,329
Other long-term liabilities	2,080	2,329

Total liabilities	59,343	74,182

Stockholders’ equity:
Common stock—$0.01 par value, 100,000,000 authorized, and 31,863,440 and 31,789,348 outstanding at March 31, 2014 and December 31, 2013, respectively	319	318
Additional paid-in capital	350,624	349,278
Accumulated other comprehensive income	66	487
Accumulated deficit	(108,938)	(114,057)

Total stockholders’ equity	242,071	236,026

Total liabilities and stockholders’ equity	$301,414	$310,208

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2014	2013

Net revenue	$70,869	$60,211
Cost of sales	50,485	41,753

Gross profit	20,384	18,458
Operating expenses:
Product development	4,020	4,261
Selling, general and administrative	10,013	8,867
Equity in net (income) loss of joint ventures	(281)	443

Total operating expenses	13,752	13,571

Termination fee	—	5,000

Income from operations	6,632	9,887
Interest income and other	(86)	16
Interest expense	(213)	(65)

Income before income taxes	6,333	9,838
Provision for income taxes	1,214	—

Net income	$5,119	$9,838

Net income per common share:
Basic	$0.16	$0.35
Diluted	$0.16	$0.34
Weighted-average of shares used to compute net income per common share:
Basic	31,814	28,135
Diluted	32,614	28,746

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013

Net income	$5,119	$9,838
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(436)	31
Unrealized gains (losses) on available for sale securities	15	(59)

Total other comprehensive income (loss), net of tax	(421)	(28)

Comprehensive income	$4,698	$9,810

See accompanying notes to condensed consolidated financial statements

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$5,119	$9,838
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,750	1,274
Stock-based compensation	1,196	2,077
Equity in net (income) loss of joint ventures	(281)	443
Dividends from unconsolidated joint ventures	—	926
Changes in operating assets and liabilities:
Accounts receivable, net	(10,172)	(4,233)
Inventories, net	2,272	(2,667)
Prepaid expenses and other current assets	(129)	(247)
Due from related party	259	(3,292)
Accounts payable and other accrued liabilities	(4,409)	2,780

Net cash (used in) provided by operating activities	(4,395)	6,899

Cash flows from investing activities
Capital expenditures	(556)	(92)
Investments in unconsolidated joint ventures	—	(11)
Purchases of investments	(21,784)	(99,648)
Sale of investments	21,250	93,200
Purchase of product rights	(989)	(100)

Net cash used in investing activities	(2,079)	(6,651)

Cash flows from financing activities
Repayment of long-term debt	(10,324)	—
Proceeds from issuance of common stock, net of issuance costs	149	183

Net cash (used in) provided by financing activities	(10,175)	183

Effect of exchange rate movements in cash	55	—

Net (decrease) increase in cash and cash equivalents	(16,594)	431
Cash and cash equivalents, at beginning of period	42,332	27,687

Cash and cash equivalents, at end of period	$25,738	$28,118

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

In June 2013, we acquired the remaining 50% interest in Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd. (“KSCP”), which we subsequently renamed Sagent (China) Pharmaceuticals Co., Ltd. (“SCP”), from our former joint venture partner. Accordingly, commencing as of June 30, 2013, our condensed consolidated financial statements include SCP as a wholly-owned subsidiary. Prior to the acquisition, we accounted for our investment in KSCP using the equity method of accounting, as our interest in the entity provided for joint financial and operational control.

Certain amounts previously included in accounts payable have been reclassified to accrued liabilities to conform to the current period presentation.

You should read these statements in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2013, included in our most recent Annual Report on Form 10-K filed with the SEC on March 7, 2014.

Note 2. Acquisitions:

Remaining equity interest of SCP

On June 4, 2013, we acquired Chengdu Kanghong Pharmaceuticals (Group) Co. Ltd (“CKT”) 50% equity interest in KSCP for $25,000, payable in installments through September 2015. We acquired net tangible assets consisting primarily of cash of $2,704, inventory of $2,396, prepaid assets of $196, and property, plant and equipment of $56,654, net of assumed liabilities, primarily long term bank loans of $19,095 and accrued compensation and other liabilities of $8,954. We recorded goodwill of $6,038 due to the synergies achieved by having control over the products and manufacturing at the SCP facility.

Product rights acquisitions

On December 12, 2013, we acquired two products, Mesna and Acetylcysteine, owned by Sagent Agila in an agreement with Mylan Inc. The total fair value of consideration transferred was $3,400, consisting of $3,200 of cash and $200 of contingent consideration.

The following unaudited pro forma financial information reflects the consolidated results of operations of Sagent as if these acquisitions had taken place on January 1, 2013. The pro forma information includes acquisition and integration expenses. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.

Condensed consolidated statement of operations information	Three months ended March 31, 2013

Net revenues	$60,211
Net income	13,628
Diluted income per common share	$0.47

Note 3. Investments:

Our investments at March 31, 2014 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and cash equivalents	Short term investments
Assets
Cash	$14,156	$—	$—	$14,156	$14,156	$—
Money market funds	11,582	—	—	11,582	11,582	—
Commercial paper	17,097	—	(2)	17,095	—	17,095
Corporate bonds and notes	96,828	57	(49)	96,836	—	96,836

	$139,663	$57	$(51)	$139,669	$25,738	$113,931

Investments with continuous unrealized losses for less than twelve months and their related fair values at March 31, 2014 were as follows:

	Fair value	Unrealized losses

Commercial paper	$9,395	$(2)
Corporate bonds and notes	39,824	(49)

	$49,219	$(51)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Because we do not currently intend to sell these investments, and it is not more likely than not that we will be required to sell our investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2014.

The original cost and estimated current fair value of our fixed-income securities at March 31, 2014 are set forth below.

	Cost basis	Estimated fair value

Due in one year or less	$62,948	$62,966
Due between one and five years	50,977	50,965

	$113,925	$113,931

Note 4. Inventories:

Inventories at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014			December 31, 2013
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory

Finished goods	$41,849	$—	$41,849	$44,510	$1,437	$45,947
Raw materials	3,907	2,264	6,171	5,614	19	5,633
Inventory reserve	(3,841)	—	(3,841)	(3,662)	(1,437)	(5,099)

	$41,915	$2,264	$44,179	$46,462	$19	$46,481

Note 5. Property, plant and equipment

Property, plant and equipment at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Land and land improvements	$2,215	$2,235
Buildings and improvements	19,520	19,696
Machinery, equipment, furniture and fixtures	38,077	38,000
Construction in process	619	460

	60,431	60,391
Less accumulated depreciation	(3,738)	(2,707)

	$56,693	$57,684

Depreciation expense was $1,041 and $64 for the three months ending March 31, 2014 and 2013, respectively.

Note 6. Goodwill and Intangible assets, net:

Goodwill at March 31, 2014 and December 31, 2013 was $6,038 and there were no goodwill impairment losses for the three months ended March 31, 2014 and 2013, respectively.

Intangible assets at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$5,992	$(2,312)	$3,680	$5,941	$(2,087)	$3,854
Product development rights	4,105	—	4,105	3,252	—	3,252

Total definite-lived intangible assets	$10,097	$(2,312)	$7,785	$9,193	$(2,087)	$7,106

In-process research and development (IPR&D)	$1,220	$—	$1,220	$1,220	$—	$1,220

Total intangible assets	$11,317	$(2,312)	$9,005	$10,413	$(2,087)	$8,326

Movements in intangible assets were due to the following:

	Product licensing rights	Product development rights	IPR&D

December 31, 2013	$3,854	$3,252	$1,220
Purchase of product rights	51	938	—
Amortization of product rights	(225)	(85)	—

March 31, 2014	$3,680	$4,105	$1,220

The weighted-average period prior to the next extension or renewal for the 21 products comprising our product licensing rights intangible asset was 70 months at March 31, 2014.

We currently estimate amortization expense over each of the next five years as follows:

For the year ending:	Amortization expense
March 31, 2015	$4,611
March 31, 2016	786
March 31, 2017	491
March 31, 2018	481
March 31, 2019	437

Note 7. Investment in Sagent Agila:

Changes in our investment in Sagent Agila during the three months ended March 31, 2014 were as follows:

Investment in Sagent Agila at January 1, 2014	$2,063
Equity in net income of Sagent Agila	281

Investment in Sagent Agila at March 31, 2014	$2,344

Condensed statement of operations information of Sagent Agila is presented below.

	Three months ended March 31,
Condensed statement of operations information	2014	2013
Net revenues	$1,330	$5,629
Gross profit	600	1,444
Net income	562	1,083

Note 8. Debt:

SCP credit facilities

In connection with the acquisition of the remaining 50% equity interest in SCP in June 2013, we assumed two loan contracts with the Agricultural Bank of China Ltd. in the amount of RMB 37,000 ($6,014) and RMB 83,000 ($13,491) originally entered into in June 2011 and August 2010, respectively, (the “ABC Loans”) each with a five year term. Amounts outstanding under the ABC Loans bore an interest rate equal to the benchmark lending interest rate published by the People’s Bank of China, subject to adjustment every three months. As the interest rate resets on a quarterly basis, the fair value of our long-term debt approximated its carrying value. On January 2, 2014, we repaid in full the then-outstanding balance of the ABC Loans, totaling RMB 63,000 ($10,333). Upon prepayment of the ABC Loans, the loan contracts were terminated. No early termination fees were incurred as part of the prepayment of the ABC Loans.

Note 9. Accrued liabilities:

Accrued liabilities at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Payroll and employee benefits	$3,440	$6,224
Sales and marketing	5,448	5,305
Taxes payable	811	895
Other accrued liabilities	1,646	1,507

	$11,345	$13,931

Note 10. Fair value measurements:

Assets measured at fair value on a recurring basis as of March 31, 2014 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$11,582	$11,582	$—	$—

Corporate bonds and notes	96,836	—	96,836	—
Commercial paper	17,095	—	17,095	—

Short-term investments	$113,931	$—	$113,931	$—

Total assets	$125,513	$11,582	$113,931	$—

Liabilities
Contingent purchase consideration	$200	$—	$—	$200

The fair value of our Level 2 investments is based on a combination of quoted market prices of similar securities and matrix pricing provided by third-party pricing services utilizing securities of similar quality and maturity. The fair value of our Level 3 contingent consideration is based upon a probability weighting approach that considered the possible outcomes based on assumptions related to the timing and probability of the product approval date.

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

There were no transfers of assets between Level 1, Level 2 or Level 3 during the periods presented.

Changes in the fair value of our contingent purchase consideration measured using significant unobservable inputs (Level 3), during the three months ending March 31, 2014 were as follows:

Balance at January 1, 2014	$200
Issuance of contingent purchase consideration	—
Change in fair value of contingent purchase consideration	—
Payment of contingent purchase consideration	—

Balance at March 31, 2014	$200

Note 11. Accumulated other comprehensive income:

Accumulated other comprehensive income at March 31, 2014 and December 31, 2013 is comprised of the following:

	March 31, 2014	December 31, 2013

Currency translation adjustment, net of tax	$60	$496
Unrealized gains (losses) on available for sale securities, net of tax	6	(9)

Total accumulated other comprehensive income	$66	$487

There were no amounts reclassified from accumulated other comprehensive income during the three months ended March 31, 2014.

Note 12. Earnings per share:

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, 1,196,646 and 735,843 common share equivalents, comprised of restricted stock and unexercised stock options, have been excluded from the calculation of diluted earnings per share for the periods ended March 31, 2014 and 2013, respectively.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Basic and dilutive numerator:
Net income, as reported	$5,119	$9,838

Denominator:
Weighted-average common shares outstanding - basic (in thousands)	31,814	28,135
Net effect of dilutive securities:
Stock options and restricted stock	800	611

Weighted-average common shares outstanding - diluted (in thousands)	32,614	28,746

Net income per common share (basic)	$0.16	$0.35

Net income per common share (diluted)	$0.16	$0.34

Note 13. Stock-based compensation:

We granted 251,058 stock options, 18,600 restricted stock units and 47,714 restricted stock awards during the three months ended March 31, 2014. We granted 370,024 stock options, 12,156 restricted stock units and 41,702 restricted stock awards during the three months ended March 31, 2013. There were 54,570 and 25,043 stock options exercised during the three months ended March 31, 2014 and 2013, respectively, with an aggregate intrinsic value of $957 and $236, respectively.

Note 14. Net revenue by product:

Net revenue by therapeutic class is as follows:

	Three months ended March 31,
Therapeutic class:	2014	2013
Anti-infective	$27,148	$22,179
Critical care	21,585	19,088
Oncology	22,136	18,944

	$70,869	$60,211

Note 15. Related party transactions:

As of March 31, 2014 and December 31, 2013, respectively, we had a receivable of $3,385 and $3,644 from Sagent Agila LLC, which is expected to offset future profit-sharing payments. As of March 31, 2014 and December 31, 2013, respectively, we had a payable of $3,790 and $3,129 to Sagent Agila LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements.

Note 16. Income Taxes:

Valuation Allowance

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. We establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical financial results, our industry’s historically cyclical financial results and potential current and future tax planning strategies.

We recorded a full valuation allowance in 2007 due to our cumulative loss position at that time. At March 31, 2014, we had approximately a $17,000 valuation allowance established against our domestic deferred income tax assets, which represents a full valuation allowance against our net domestic deferred income tax assets.

During the first quarter of 2014, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established the full valuation allowance. While this is positive information, we have concluded as of March 31, 2014 that the valuation allowance was still needed on our net deferred tax assets based upon the weight of the factors described above, especially considering our history that included six consecutive years of losses. We continue to evaluate our cumulative income position and income trend as well as our future projections of sustained profitability. We evaluate whether this profitability trend constitutes sufficient positive evidence to support a reversal of our valuation allowance (in full or in part). If this profitability trend continues for the remainder of 2014 and this level of profitability is projected in the future, we anticipate that we may reverse substantially all of our domestic valuation allowance as early as the end of 2014.

2014 tax provision

Our provision for income taxes for the three months ended March 31, 2014 was $1,214. Of our total provision for income taxes, $885 represents the alternative minimum tax (“AMT”) payable in the United States for 2014 and income taxes payable in certain states where we do not have available loss carryforwards. As we have recorded a full valuation allowance against our deferred tax assets, our AMT payable is recorded as tax expense. The remaining provision for income taxes, $329, relates to the correction of state tax expense that was not recorded during the year ended December 31, 2013.

Note 17. Actavis contract termination:

In March 2013, we agreed with Actavis, LLC (“Actavis”), a contract manufacturer of the Company, to terminate our development, manufacturing and supply agreement, effective December 31, 2014. As consideration for the termination of the agreement, we received a greater percentage of the net profit from sales of products during the remaining term of the agreement and a one-time, non-refundable payment of $5,000, which is not subject to future performance. This payment is included in Termination fee in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2013.

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

Zoledronic Acid (Generic versions of Zometa® and Reclast®). On February 20, 2013, Novartis Pharmaceuticals Corporation (“Novartis”) sued the Company and several other defendants in the United States District Court for the District of New Jersey (Novartis Pharmaceuticals Corporation v. Actavis, LLC, et. al., Case No. 13-cv-1028), alleging, among other things, that sales of the Company’s (i) zoledronic acid premix bag (4mg/100ml), made by ACS Dobfar Info S.A. (“Info”), also a defendant, a generic version of Novartis’ Zometa® ready to use bottle, would infringe U.S. Patent No. 7,932,241 (the “241 Patent”) and U.S. Patent No. 8,324,189 (the “189 Patent”) and (ii) zoledronic acid premix bag (5mg/100ml), also made by Info, a generic version of Novartis’ Reclast® ready to use bottle, would infringe U.S. Patent No. 8,052,987 and the 241 Patent, and (iii) zoledronic acid vial (4mg/5ml), made by Actavis LLC, also a defendant, a generic version of Novartis’ Zometa® vial, would infringe the 189 Patent. On March 1, 2013, the District Court denied Novartis’ request for a temporary restraining order and a preliminary injunction against the Company and the other defendants, including Actavis and Info.

On March 6, 2013, the Company, began selling Actavis’ zoledronic acid vial, the generic version of Zometa® and as of August 27, 2013 and October 1, 2013, the Company began selling zoledronic acid premix bags in 4mg/100ml and5mg/100ml presentations, respectively. The Company believes it has substantial meritorious defenses to the case, and the Company has sold and will continue to sell these products. While an estimate of the potential loss resulting from an adverse final determination that one of the patents in suit is valid and infringed cannot currently be made as specific monetary damages have not been asserted, an adverse final determination could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

At this time, there are no other proceedings of which we are aware that are considered likely to have a material adverse effect on the consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and with our audited financial statements and the notes found in our most recent Annual Report on Form 10-K filed with the SEC on March 7, 2014. Unless otherwise noted, all dollar amounts are in thousands.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, and the cautionary statements set forth below, as well as elsewhere in this Quarterly Report on Form 10-Q, and those contained in Item 1A under the heading “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 7, 2014, identify important factors that could cause actual results to differ materially from those indicated by our forward-looking statements. Such factors, include, but are not limited to:

•	we rely on our business partners for the manufacture of substantially all of our products, and if our business partners fail to supply us with high-quality active pharmaceutical ingredient (“API”) or finished products in the quantities we require on a timely basis, sales of our products could be delayed or prevented, our revenues and margins could decline, which could have a material adverse effect on our business, financial condition and results of operations;

•	if we or any of our business partners are unable to comply with the quality and regulatory standards applicable to pharmaceutical drug manufacturers, or if approvals of pending applications are delayed as a result of quality or regulatory compliance concerns or merely backlogs at the US Food and Drug Administration (“FDA”), we may be unable to meet the demand for our products, may lose potential revenues and our business, financial condition and results of operations could be materially adversely affected;

•	changes in the regulations, enforcement procedures or regulatory policies established by the FDA and other regulatory agencies are expected to increase the costs and time of development of our products and could delay or prevent sales of our products and our revenues could decline and our business, financial condition and results of operations could be materially adversely affected;

•	four of our products, heparin, levofloxacin in premix bag and zoledronic acid in both vials and premix bag, represent a significant portion of our net revenues. Each of these products are supplied to us by a single vendor, and both heparin and zoledronic acid vials, and levofloxacin in premix bag and zoledronic acid in premix bag, are manufactured by a single supplier. If the volume or pricing of any of these products declines, or we are unable to satisfy market demand for any of these products, such event could have a material adverse effect on our business, financial position and results of operations;

•	we participate in highly competitive markets, dominated by a few large competitors, and if we are unable to compete successfully, our revenues could decline and our business, financial condition and results of operations could be materially adversely affected;

•	if we are unable to maintain our group purchasing organizations and distributor relationships, our revenues could decline and our results of operations could be negatively impacted;

•	we rely on a limited number of pharmaceutical wholesalers to distribute our products;

•	we depend to a significant degree upon our key personnel, the loss of whom could adversely affect our operations;

•	we may be exposed to product liability claims that could cause us to incur significant costs or cease selling some of our products;

•	our products may infringe the intellectual property rights of third parties, and we may incur substantial liabilities and may be unable to commercialize products in a profitable manner or at all;

•	our business could suffer if reimbursement by government-sponsored or private sector insurance programs for our current or future products is reduced or modified;

•	we are subject to risks associated with managing our international network of collaborations, which include business partners and other suppliers of components, API and finished products throughout the world;

•	we may never realize the expected benefits from our manufacturing facility in China and it will require substantial capital resources to reach its manufacturing potential and be profitable; and

•	we are likely to incur substantial costs associated with both implementation and maintenance of our new enterprise resource planning software and other related applications, and unforeseen problems may arise with the implementation. If the new systems do not perform as originally planned, our business, financial position and results of operations could be adversely affected.

•	we may seek to engage in strategic transactions, including the acquisition of products or businesses, that could have a variety of negative consequences, and we may not realize the intended benefits of such transactions.

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

	Three months ended March 31,				% of net revenue, three months ended March 31,
	2014	2013	$ Change	% Change	2014	2013	% Change
Adjusted Gross Profit	$20,684	$19,180	$1,504	8%	29.2%	31.9%	-2.7%
Sagent portion of gross profit earned by Sagent Agila joint venture	300	722	(422)	-58%	0.4%	1.2%	-0.8%

Gross Profit	$20,384	$18,458	$1,926	10%	28.8%	30.7%	-1.9%

EBITDA and Adjusted EBITDA

We use the non-GAAP financial measures “EBITDA” and “Adjusted EBITDA” and corresponding growth ratios. We define EBITDA as net income less interest expense, net of interest income, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as net income less interest expense, net of interest income, provision for income taxes, depreciation and amortization, stock-based compensation expense and the equity in net loss of our former KSCP joint venture. We believe that EBITDA and Adjusted EBITDA are relevant and useful supplemental information for our investors. Our management believes that the presentation of these non-GAAP financial measures, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measures, provides a more complete understanding of the factors and trends affecting Sagent than could be obtained absent these disclosures. Management uses EBITDA, Adjusted EBITDA and corresponding ratios to make operating and strategic decisions and evaluate our performance. We have disclosed these non-GAAP financial measures so that our investors have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that EBITDA and Adjusted EBITDA are useful supplemental tools to evaluate the underlying operating performance of the company on an ongoing basis. The limitation of these measures is that they exclude items that have an impact on net income. The best way that these limitations can be addressed is by using EBITDA and Adjusted EBITDA in combination with our GAAP reported net income. Because EBITDA and Adjusted EBITDA calculations may vary among other companies, the EBITDA and Adjusted EBITDA figures presented below may not be comparable to similarly titled measures used by other companies. Our use of EBITDA and Adjusted EBITDA is not meant to and should not be considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the following tables reconciling EBITDA and Adjusted EBITDA to our GAAP reported net income for the periods presented (dollars in thousands).

	Three months ended March 31,
	2014	2013	$ Change	% Change
Adjusted EBITDA	$9,554	$14,201	$(4,647)	-33%
Stock-based compensation expense	1,196	2,077	(881)	-42%
Equity in net loss of KSCP joint venture[1]	—	984	(984)	n/m

EBITDA	$8,358	$11,140	$(2,782)	-25%

Depreciation and amortization expense[2]	1,726	1,253	473	38%
Interest expense, net	299	49	250	510%
Provision for income taxes	1,214	—	1,214	n/m

Net income	$5,119	$9,838	$(4,719)	-48%

[1]	In June 2013, we acquired the remaining 50% interest in KSCP from our former joint venture partner. Accordingly, SCP is included in our Condensed Consolidated Statements of Operations as a wholly-owned subsidiary for the three months ended March 31, 2014.
[2]	Amortization expense excludes $24 and $21 of amortization in the three months ended March 31, 2014 and 2013, respectively, related to deferred financing fees, which is included within interest expense and other in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013.

Discussion and Analysis

Consolidated results of operations

The following compares our consolidated results of operations for the three months ended March 31, 2014 with those of the three months ended March 31, 2013:

	Three months ended March 31,
	2014	2013	$ change	% change

Net revenue	$70,869	$60,211	$10,658	18%
Cost of sales	50,485	41,753	8,732	21%

Gross profit	20,384	18,458	1,926	10%
Gross profit as % of net revenue	28.8%	30.7%

Operating expenses:
Product development	4,020	4,261	(241)	-6%
Selling, general and administrative	10,013	8,867	1,146	13%
Equity in net (income) loss of joint ventures	(281)	443	(724)	n/m

Total operating expenses	13,752	13,571	181	1%

Termination fee	—	5,000	(5,000)	n/m
Income from operations	6,632	9,887	(3,255)	-33%
Interest income and other	(86)	16	(102)	n/m
Interest expense	(213)	(65)	(148)	228%

Income before income taxes	6,333	9,838	(3,505)	-36%
Provision for income taxes	1,214	—	1,214	n/m

Net income	$5,119	$9,838	$(4,719)	-48%

Net income per common share:
Basic	$0.16	$0.35	$(0.19)	-54%
Diluted	$0.16	$0.34	$(0.18)	-53%

Net revenue: Net revenue for the three months ended March 31, 2014 totaled $70.9 million, an increase of $10.7 million, or 18%, as compared to $60.2 million for the three months ended March 31, 2013. The launch of 23 new codes or presentations of ten products since March 31, 2013 contributed $9.7 million of the net revenue increase in the first quarter of 2014. Net revenue for products launched prior to March 31, 2013 increased $1.0 million, or 2%, to $61.2 million in the first quarter of 2014 due to increased demand due to market shortages, partially offset by price declines in zoledronic acid vials, which we launched at market formation in March 2013.

Cost of sales: Cost of goods sold for the three months ended March 31, 2014 totaled $50.5 million, an increase of $8.7 million, or 21%, as compared to $41.8 million for the three months ended March 31, 2013. Gross profit as a percentage of net revenues was 28.8% for the three months ended March 31, 2014 compared to 30.7% for the three months ended March 31, 2013. The decrease in gross profit is primarily due to the impact of $1.5 million of unabsorbed manufacturing costs at our SCP facility. Adjusted Gross Profit as a percentage of net revenue was 29.2% for the three months ended March 31, 2014, and 31.9% for the three months ended March 31, 2013. The decrease in Adjusted Gross Profit is also impacted by the product mix from the Sagent Agila joint venture.

Product development: Product development expense for the three months ended March 31, 2014 totaled $4.0 million, a decrease of $0.2 million, or 6%, as compared to $4.3 million for the three months ended March 31, 2013.

As of March 31, 2014, our new product pipeline included 38 products represented by 64 ANDAs which we had filed, or licensed rights to, that were under review by the FDA and three products represented by ten ANDAs that have been recently approved and were pending commercial launch. We also had an additional 28 products represented by 42 ANDAs under initial development at March 31, 2014.

Selling, general and administrative: Selling, general and administrative expenses for the three months ended March 31, 2014, totaled $10.0 million, an increase of $1.1 million, or 13%, as compared to $8.9 million for the three months ended March 31, 2013. The increase in selling, general and administrative expense was primarily due to $0.9 million of costs associated with our SCP facility. Selling, general and administrative expense as a percentage of net revenue was 14% and 15% for the three months ended March 31, 2014 and 2013, respectively.

Equity in net (income) loss of joint ventures: Equity in net income of joint ventures for the three months ended March 31, 2014 totaled $0.3 million, an increase of $0.7 million as compared to a loss of $0.4 million for the three months ended March 31, 2013. Included in this amount are the following (in thousands of dollars).

	Three Months Ended March 31,
	2014	2013
Sagent Agila LLC – Earnings directly related to the sale of product	$(300)	$(722)
Sagent Agila LLC – Product development costs	19	181
KSCP – net loss	—	984

Equity in net (income) loss of joint ventures	$(281)	$443

In June 2013, we acquired the remaining 50% interest in KSCP, which we subsequently renamed Sagent (China) Pharmaceuticals Co. Ltd., and, commencing as of September 30, 2013, our condensed consolidated financial statements include SCP as a wholly-owned subsidiary.

Termination fee: Termination fee for 2013 represents the $5.0 million one-time termination fee received in connection with the amendment of the company’s Manufacturing and Supply Agreement with Actavis.

Interest expense: Interest expense for the three months ended March 31, 2014 totaled $0.2 million, an increase of $0.1 million, or 228%, as compared to $0.1 million for the three months ended March 31, 2013.

Provision for income taxes:

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. We establish valuation allowances if it is not likely we will realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical financial results, our industry’s historically cyclical financial results and potential current and future tax planning strategies.

We recorded a full valuation allowance in 2007 due to our cumulative loss position at that time. At March 31, 2014, we had approximately $17 million of valuation allowances established against our domestic deferred income tax assets, which represents a full valuation allowance against our net domestic deferred income tax assets.

During the first quarter of 2014, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established the full valuation allowance. While this is positive information, we have concluded as of March 31, 2014 that the valuation allowance was still needed on our net deferred tax assets based upon the weight of the factors described above, especially considering our history that included six consecutive years of losses. We continue to evaluate our cumulative income position and income trend as well as our future projections of sustained profitability. We evaluate whether this profitability trend constitutes sufficient positive evidence to support a reversal of our valuation allowance (in full or in part). If this profitability trend continues for the remainder of 2014 and this level of profitability is projected in the future, we anticipate that we may reverse substantially all of our domestic valuation allowance as early as the end of 2014.

Our provision for income taxes for the three months ended March 31, 2014 was $1,214. Of our total provision for income taxes, $885 represents the alternative minimum tax (“AMT”) payable in the United States for 2014 and income taxes payable in certain states where we do not have available loss carryforwards. As we have recorded a full valuation allowance against our deferred tax assets, our AMT payable is recorded as tax expense. The remaining provision for income taxes, $329, relates to the correction of state tax expense that was not recorded during the year ended December 31, 2013.

Net income and diluted net earnings per common share: The net income for the three months ended March 31, 2014 of $5.1 million decreased by $4.7 million, or 48%, from the $9.8 million net income for the three months ended March 31, 2013. Diluted net earnings per common share decreased by $0.18, or 53%. The decrease in diluted net earnings per common share is due to the following factors:

Diluted EPS for the three months ended March 31, 2013	$0.34
Decrease in operations	(0.14)
Increase in common shares outstanding	(0.04)

Diluted EPS for the three months ended March 31, 2014	$0.16

Liquidity and Capital Resources

Funding Requirements

Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, launching the 74 products that are represented by our 37 ANDAs that have been recently approved and are pending commercial launch or are pending approval by the FDA as of March 31, 2014, successfully identifying and sourcing other new product opportunities, manufacturing products at our wholly-owned Chinese manufacturing facility, and business development activity.

Based on our existing business plan, we expect that cash, cash equivalents and short-term investments of approximately $139.7 million as of March 31, 2014, together with borrowings available under our SVB revolving loan facility, including the continued development of our product pipeline, the further payments required in respect of the SCP Acquisition and potential capital expansion at our Chinese facility, for at least the next 12 months. However, we may require additional funds in the event that we change our business plan, pursue additional strategic transactions, including the acquisition of businesses or products, or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the general economic climate, changes in the regulatory environment, the loss of or negative developments affecting key relationships with suppliers, group purchasing organizations or end-user customers or other unexpected developments that may have a material effect on the cash flows or results of operations of our business.

To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings or debt financings, which may not be available to us on terms we consider acceptable or at all. Our ability to raise additional funding, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future results of operations, our relative levels of debt and equity, the volatility and overall condition of the capital markets and the market prices of our securities. Debt financing, if available, may only be available to us on less favorable terms than our existing SVB revolving credit facility, including higher interest rates or greater exposure to interest rate risk. In addition, the terms of any financing may adversely affect the holdings or rights of our stockholders.

If additional funding is not available, we may be required to terminate, significantly modify or delay the development or commercialization of new products and may not be able to achieve the manufacturing potential of our SCP facility. We may elect to raise additional funds even before we need them if we believe that the conditions for raising capital are favorable.

Cash Flows

Overview

On March 31, 2014, cash and cash equivalents on hand totaled $25.7 million. Short-term investments, generally investment grade commercial paper or corporate debt securities with a remaining term of two years or less, totaled $113.9 million. Working capital totaled $178.2 million and our current ratio (current assets to current liabilities) was approximately 4.6 to 1.0.

Sources and Uses of Cash

Operating activities: Net cash used in operating activities was $4.4 million for the three months ended March 31, 2014, compared with net cash provided by operating activities of $6.9 million during the three months ended March 31, 2013. The decrease in cash provided by operations was primarily due to the $4.6 million decrease in Adjusted EBITDA and the increase in accounts receivable in the three months ended March 31, 2014.

Investing activities: Net cash used in investing activities was $2.1 million for the three months ended March 31, 2014, primarily related to the acquisition of product rights and capital expenditures. Net cash provided by investing activities of $6.7 million during the three months ended March 31, 2013 primarily related to the net change in our short-term investments.

Financing activities: Net cash used in financing activities was $10.2 million for the three months ended March 31, 2014, primarily related to repayment in full of the then outstanding balance of our ABC Loans. Net cash provided by financing activities for the three months ended March 31, 2013 was $0.2 million, primarily related to the proceeds from stock option exercises.

Credit Facilities

Until February 2012, we maintained two active credit facilities; a Senior Secured Revolving Credit Facility and a Term Loan Credit Facility, and in February 2012, we repaid all of our outstanding borrowings and terminated both facilities. We replaced these facilities with a new asset based revolving loan facility with Silicon Valley Bank (“SVB”). At the time we acquired the remaining 50% interest in our SCP subsidiary in June 2013, SCP had two loan facilities with the Agricultural Bank of China (“ABC”) that existed prior to the SCP Acquisition. In September 2013, we entered into a Second Loan Modification agreement with SVB. Refer below for a description of our facilities with SVB and ABC.

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

As of March 31, 2014, there were no borrowings outstanding under our Silicon Valley Bank revolving loan facility, and we were in compliance with all covenants under this loan agreement.

Chinese loan facilities

SCP had outstanding debt obligations with ABC at the time of the SCP Acquisition. SCP originally entered into two loan contracts with ABC for RMB 83.0 million ($13.5 million) and RMB 37.0 million ($6.0 million) in August 2010 and June 2011, respectively (the “ABC Loans”). In November 2013, we repaid RMB 55.0 million ($9.0 million) of the then outstanding balance. In January 2014, we repaid in full all outstanding amounts (RMB 63.0 million, $10.3 million) under the ABC Loans, and the loan contracts were terminated.

Aggregate Contractual Obligations

As of March 31, 2014, there were no material changes to the contractual obligations information provided in Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on March 7, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2014, we were not party to any off-balance sheet arrangements, nor have we created any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. With the exception of operating leases, we do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into or disclosed on our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

For a discussion of critical accounting policies affecting us, see the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and under Note 1 to our consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 7, 2014.

There have been no other material changes to the Company’s critical accounting policies and estimates since December 31, 2013.

New Accounting Guidance

There are currently no new accounting pronouncements that will impact the Company.

Contingencies

See Note 18. Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our market risks relate primarily to changes in interest rates and currency rate fluctuations between the Chinese Renminbi and US dollar.

Our SVB revolving loan facility bears floating interest rates that are tied to LIBOR and an alternate base rate, and therefore, our statements of operations and our cash flows will be exposed to changes in interest rates. As we had no borrowings outstanding at March 31, 2014, there is no impact related to potential changes in the LIBOR rate on our interest expense at March 31, 2014. We historically have not engaged in hedging activities related to our interest rate or foreign exchange risks.

At March 31, 2014, we had cash and cash equivalents and short-term investments of $25.7 million and $113.9 million, respectively. Our cash and cash equivalents are held primarily in cash and money market funds, and our short-term investments are held primarily in corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (a) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting.

Management, together with our Chief Executive Officer and our Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2014. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Zoledronic Acid (Generic versions of Zometa® and Reclast®). On February 20, 2013, Novartis Pharmaceuticals Corporation (“Novartis”) sued the Company and several other defendants in the United States District Court for the District of New Jersey (Novartis Pharmaceuticals Corporation v. Actavis, LLC, et. al., Case No. 13-cv-1028), alleging, among other things, that sales of the Company’s (i) zoledronic acid premix bag (4mg/100ml), made by ACS Dobfar Info S.A. (“Info”), also a defendant, a generic version of Novartis’ Zometa® ready to use bottle, would infringe U.S. Patent No. 7,932,241 (the “241 Patent”) and U.S. Patent No. 8,324,189 (the “189 Patent”) and (ii) zoledronic acid premix bag (5mg/100ml), also made by Info, a generic version of Novartis’ Reclast® ready to use bottle, would infringe U.S. Patent No. 8,052,987 and the 241 Patent, and (iii) zoledronic acid vial (4mg/5ml), made by Actavis LLC, also a defendant, a generic version of Novartis’ Zometa® vial, would infringe the 189 Patent. On March 1, 2013, the District Court denied Novartis’ request for a temporary restraining order and a preliminary injunction against the Company and the other defendants, including Actavis and Info.

On March 6, 2013, the Company, began selling Actavis’ zoledronic acid vial, the generic version of Zometa® and as of August 27, 2013 and October 1, 2013, the Company began selling zoledronic acid premix bags in 4mg/100ml and 5mg/100ml presentations, respectively. The Company believes it has substantial meritorious defenses to the case, and the Company has sold and will continue to sell these products. While an estimate of the potential loss resulting from an adverse final determination that one of the patents in suit is valid and infringed cannot currently be made as specific monetary damages have not been asserted, an adverse final determination could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

At this time, there are no other proceedings of which we are aware that are considered likely to have a material adverse effect on the consolidated financial position or results of operations.

Item 1A. Risk Factors.

There were no material changes during the three months ended March 31, 2014 to the risk factors previously disclosed under Item 1A entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 7, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities during the Quarter ended March 31, 2014

There are currently no share repurchase programs authorized by our Board of Directors. We did not repurchase any shares of our common stock during the quarter ended March 31, 2014.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following materials from Sagent’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and (vi) document and entity information.

*	Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT PHARMACEUTICALS INC.

/s/ Jonathon M. Singer

Jonathon M. Singer
Executive Vice President and Chief Financial Officer

May 6, 2014