Form 10-Q
period 2014-06-30
Sagent Pharmaceuticals, Inc.
filed 2014-08-05
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At July 31, 2014, there were 31,896,654 shares of the registrant’s common stock outstanding.

Sagent Pharmaceuticals, Inc.

In this report, “Sagent,” “we,” “us” and “our” refers to Sagent Pharmaceuticals, Inc. and subsidiaries, and “Common Stock” refers to Sagent’s common stock, $0.01 par value per share.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,831	$42,332
Short-term investments	113,839	113,810
Accounts receivable, net of chargebacks and other deductions	20,188	23,033
Inventories, net	43,150	46,481
Due from related party	3,430	3,644
Prepaid expenses and other current assets	4,860	6,491

Total current assets	233,298	235,791
Property, plant, and equipment, net	56,887	57,684
Investment in joint ventures	3,802	2,063
Goodwill	6,038	6,038
Intangible assets, net	8,160	8,326
Other assets	258	306

Total assets	$308,443	$310,208

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,429	$24,010
Due to related party	6,010	3,129
Accrued profit sharing	7,922	8,740
Accrued liabilities	12,425	13,931
Current portion of deferred purchase consideration	3,459	3,381
Current portion of long-term debt	—	10,333

Total current liabilities	51,245	63,524
Long term liabilities:
Long-term portion of deferred purchase consideration	8,523	8,329
Other long-term liabilities	2,051	2,329

Total liabilities	61,819	74,182
Stockholders’ equity:
Common stock—$0.01 par value, 100,000,000 authorized and 31,882,679 and 28,192,824 outstanding at June 30, 2014 and December 31, 2013, respectively	319	318
Additional paid-in capital	352,054	349,278
Accumulated other comprehensive income	120	487
Accumulated deficit	(105,869)	(114,057)

Total stockholders’ equity	246,624	236,026

Total liabilities and stockholders’ equity	$308,443	$310,208

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net revenue	$69,194	$59,591	$140,063	$119,802
Cost of sales	46,602	36,373	97,087	78,126

Gross profit	22,592	23,218	42,976	41,676
Operating expenses:
Product development	10,037	4,480	14,057	8,741
Selling, general and administrative	10,695	8,080	20,708	16,947
Equity in net (income) loss of joint ventures	(1,458)	160	(1,739)	603

Total operating expenses	19,274	12,720	33,026	26,291

Termination fee	—	—	—	5,000
Gain on previously held equity interest	—	2,936	—	2,936

Income from operations	3,318	13,434	9,950	23,321
Interest income and other	157	34	71	50
Interest expense	(233)	(98)	(446)	(163)

Income before income taxes	3,242	13,370	9,575	23,208
Provision for income taxes	173	—	1,387	—

Net income	$3,069	$13,370	$8,188	$23,208

Net income per common share:
Basic	$0.10	$0.47	$0.26	$0.82
Diluted	$0.09	$0.46	$0.25	$0.81
Weighted-average of shares used to compute net income per common share:
Basic	31,873	28,163	31,844	28,149
Diluted	32,665	28,828	32,650	28,772

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$3,069	$13,370	$8,188	$23,208
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(10)	263	(446)	294
Reclassification of cumulative currency translation gain	—	(2,782)	—	(2,782)
Unrealized losses on available for sale securities	64	(33)	79	(92)

Total other comprehensive income (loss), net of tax	54	(2,552)	(367)	(2,580)

Comprehensive income	$3,123	$10,818	$7,821	$20,628

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$8,188	$23,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,511	2,096
Stock-based compensation	2,454	3,157
Equity in net (income) loss of joint ventures	(1,739)	603
Dividends from unconsolidated joint venture	—	1,367
Gain on previously held equity interest	—	(2,936)
Other	(38)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	2,845	12,946
Inventories	3,331	(5,244)
Prepaid expenses and other current assets	1,626	(2,647)
Due from related party	(214)	(6,234)
Accounts payable and other accrued liabilities	(1,348)	974

Net cash provided by operating activities	19,616	27,290

Cash flows from investing activities
Capital expenditures	(1,820)	(111)
Acquisition of business, net of cash acquired	—	(7,296)
Investments in unconsolidated joint ventures	—	(19)
Purchases of investments	(52,750)	(125,968)
Sale of investments	52,047	122,875
Purchase of product rights	(1,546)	(818)

Net cash used in investing activities	(4,069)	(11,337)

Cash flows from financing activities
Repayment of long-term debt	(10,324)	—
Proceeds from issuance of common stock, net of issuance costs	323	354

Net cash (used in) provided by financing activities	(10,001)	354

Effect of exchange rate movements in cash	(47)	—

Net increase in cash and cash equivalents	5,499	16,307
Cash and cash equivalents, at beginning of period	42,332	27,687

Cash and cash equivalents, at end of period	$47,831	$43,994

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

You should read these statements in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC on March 7, 2014.

New accounting standards

In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We are required to adopt this new guidance on January 1, 2017, using one of two prescribed retroactive methods. Early adoption is not permitted. We are evaluating the impact of the amended revenue recognition guidance on our consolidated financial statements.

Note 2. Acquisition:

Remaining equity interest of SCP

On June 4, 2013, we acquired Chengdu Kanghong Pharmaceuticals (Group) Co. Ltd (“CKT”) 50% equity interest in KSCP for $25,000, payable in installments through September 2015. We acquired net tangible assets consisting of cash of $2,704, inventory of $2,396, prepaid assets of $196, and property, plant and equipment of $56,654, net of assumed liabilities, primarily long term bank loans of $19,095 and accrued compensation and other liabilities of $8,954. We recorded goodwill of $6,038 due to the synergies achieved by having control over the products and manufacturing at the SCP facility.

Product rights acquisitions

On December 12, 2013, we acquired two product rights, Mesna and Acetylcysteine, owned by Sagent Agila pursuant to an agreement with Mylan Inc. The total fair value of consideration transferred was $3,400, consisting of $3,200 of cash and $200 of contingent consideration

The following unaudited pro forma financial information reflects the consolidated results of operations of Sagent as if these acquisitions had taken place on January 1, 2013. The pro forma information includes acquisition and integration expenses. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.

	Three months ended June 30, 2013	Six months ended June 30, 2013
Net revenue	$59,591	$119,802
Net income	10,251	23,879
Diluted income per common share	0.36	0.83

Note 3. Investments:

Our investments at June 30, 2014 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and cash equivalents	Short term investments
Assets
Cash	$35,823	$—	$—	$35,823	$35,823	$—
Money market funds	12,008	—	—	12,008	12,008	—
Commercial paper	15,898	—	—	15,898	—	15,898
Corporate bonds and notes	97,871	95	(25)	97,941	—	97,941

	$161,600	$95	$(25)	$161,670	$47,831	$113,839

Investments with continuous unrealized losses for less than twelve months and their related fair values at June 30, 2014 were as follows:

	Fair value	Unrealized losses
Corporate bonds and notes	$33,043	$(25)
Commercial paper	5,799	—

	$38,842	$(25)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Because we do not currently intend to sell these investments, and it is not more likely than not that we will be required to sell our investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2014.

The original cost and estimated current fair value of our fixed-income securities at June 30, 2014 are set forth below.

	Cost basis	Estimated fair value
Due in one year or less	$56,654	$56,687
Due between one and five years	57,115	57,152

	$113,769	$113,839

Note 4. Inventories:

Inventories at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014			December 31, 2013
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory
Finished goods	$39,361	$—	$39,361	$44,510	$1,437	$45,947
Raw materials	5,597	2,290	7,887	5,614	19	5,633
Inventory reserve	(4,098)	—	(4,098)	(3,662)	(1,437)	(5,099)

	$40,860	$2,290	$43,150	$46,462	$19	$46,481

Note 5. Property, plant and equipment

Property, plant and equipment at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
Land and land improvements	$2,215	$2,235
Buildings and improvements	19,518	19,696
Machinery, equipment, furniture and fixtures	38,293	38,000
Construction in process	1,661	460

	61,687	60,391
Less accumulated depreciation	(4,800)	(2,707)

	$56,887	$57,684

Depreciation expense was $1,038 and $2,079 for the three and six months ending June 30, 2014, respectively.

Note 6. Goodwill and Intangible assets, net:

Goodwill at June 30, 2014 and December 31, 2013 was $6,038, which we recorded in connection with our acquisition of the remaining equity interest in KSCP in June 2013. There were no reductions of goodwill relating to impairments for the three and six months ended June 30, 2014.

Intangible assets at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$6,549	$(2,526)	$4,023	$5,941	$(2,087)	$3,854
Product development rights	2,917		2,917	3,252	—	3,252

Total definite-lived intangible assets	$9,466	$(2,526)	$6,940	$9,193	$(2,087)	$7,106

In-process research and development (IPR&D)	$1,220	$—	$1,220	$1,220	$—	$1,220

Total intangible assets	$10,686	$(2,526)	$8,160	$10,413	$(2,087)	$8,326

Movements in intangible assets were due to the following:

	Product licensing rights	Product development rights	IPR&D
December 31, 2013	$3,854	$3,252	$1,220
Purchase of product rights	608	938	—
Amortization of product rights	(439)	(1,273)	—

June 30, 2014	$4,023	$2,917	$1,220

The weighted-average period prior to the next extension or renewal for the 21 products comprising our product licensing rights intangible asset was 68 months at June 30, 2014.

We currently estimate amortization expense over each of the next five years as follows:

For the year ending:	Amortization expense
June 30, 2015	$3,298
June 30, 2016	826
June 30, 2017	481
June 30, 2018	481
June 30, 2019	419

Note 7. Investment in Sagent Agila:

Changes in our investment in Sagent Agila during the six months ended June 30, 2014 were as follows:

Investment in Sagent Agila at January 1, 2014	$2,063
Equity in net income of Sagent Agila	1,739

Investment in Sagent Agila at June 30, 2014	$3,802

Condensed statement of operations information of Sagent Agila is presented below.

	Three months ended June 30,		Six months ended June 30,
Condensed statement of operations information	2014	2013	2014	2013
Net revenues	$3,403	$5,083	$4,733	$10,712
Gross profit	2,919	1,279	3,519	2,723
Net income	2,916	1,360	3,478	2,444

Note 8. Debt:

SCP credit facilities

In connection with the acquisition of the remaining 50% equity interest in SCP in June 2013, we assumed two loan contracts with the Agricultural Bank of China Ltd. in the amount of RMB 37,000 ($6,069) and RMB 83,000 ($13,613) originally entered into in June 2011 and August 2010, respectively, (the “ABC Loans”) each with a five year term. Amounts outstanding under the ABC Loans bore an interest rate equal to the benchmark lending interest rate published by the People’s Bank of China, subject to adjustment every three months. As the interest rate resets on a quarterly basis, the fair value of our long-term debt approximated its carrying value. As of December 31, 2013 RMB 63,000 ($10,333) was outstanding under the ABC Loans. On January 2, 2014, we repaid in full the then-outstanding balance of the ABC Loans, totaling RMB 63,000 ($10,333). Upon prepayment of the ABC Loans, the loan contracts were terminated. No early termination fees were incurred as part of the prepayment of the ABC Loans.

Note 9. Accrued liabilities:

Accrued liabilities at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
Payroll and employee benefits	$4,486	$6,224
Sales and marketing	5,933	5,305
Taxes payable	343	895
Other accrued liabilities	1,663	1,507

	$12,425	$13,931

Note 10. Fair value measurements:

Assets measured at fair value on a recurring basis as of June 30, 2014 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$12,008	$12,008	$—	$—

Corporate bonds and notes	97,941	—	97,941	—
Commercial paper	15,898	—	15,898	—

Short-term investments	$113,839	$—	$113,839	$—

Total assets	$125,847	$12,008	$113,839	$—

Liabilities
Contingent purchase consideration	$163	$—	$—	$163

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

Changes in the fair value of our contingent purchase consideration measured using significant unobservable inputs (Level 3), during the six months ending June 30, 2014 were as follows:

Balance at January 1, 2014	$200
Issuance of contingent purchase consideration	—
Change in fair value of contingent purchase consideration	(37)
Payment of contingent purchase consideration	—

Balance at June 30, 2014	$163

Note 11. Accumulated other comprehensive income:

Accumulated other comprehensive income at June 30, 2014 and December 31, 2013 is comprised of the following:

	June 30, 2014	December 31, 2013
Currency translation adjustment, net of tax	$70	$496
Unrealized gains (losses) on available for sale securities, net of tax	50	(9)

Total accumulated other comprehensive income	$120	$487

There were no amounts reclassified from accumulated other comprehensive income during the three and six months ended June 30, 2014.

Note 12. Earnings per share:

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, the following common share equivalents, comprised of restricted stock and unexercised stock options, have been excluded from the calculation of diluted earnings per share for the three and six month periods ended June 30, 2014 and 2013, respectively:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Anti-dilutive shares (in thousands)	1,183	1,234	1,182	1,234

The table below presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic and dilutive numerator:
Net income, as reported	$3,069	$13,370	$8,188	$23,208

Denominator:
Weighted-average common shares outstanding—basic (in thousands)	31,873	28,163	31,844	28,149
Net effect of dilutive securities:
Stock options and restricted stock	792	665	806	623

Weighted-average common shares outstanding—diluted (in thousands)	32,665	28,828	32,650	28,772

Net income per common share (basic)	$0.10	$0.47	$0.26	$0.82

Net income per common share (diluted)	$0.09	$0.46	$0.25	$0.81

Note 13. Stock-based compensation:

We granted 8,015 and 259,073 stock options during the three and six months ended June 30, 2014, respectively, and granted 18,600 restricted stock units and 47,714 restricted stock awards during the six months ended June 30, 2014. We granted 5,150 and 375,174 stock options during the three and six months ended June 30, 2013, respectively, and granted 12,156 restricted stock units and 41,702 restricted stock awards during the six months ended June 30, 2013. There were 19,239 and 73,809 stock options exercised during the three and six months ended June 30, 2014, respectively, with an aggregate intrinsic value of $246 and $1,203, respectively.

Note 14. Net revenue by product:

Net revenue by product line is as follows:

	Three months ended June 30,		Six months ended June 30,
Therapeutic class:	2014	2013	2014	2013
Anti-infective	$26,378	$19,717	$53,526	$41,895
Critical care	19,038	13,670	40,623	32,744
Oncology	23,778	26,204	45,914	45,163

	$69,194	$59,591	$140,063	$119,802

Note 15. Related party transactions:

As of June 30, 2014 and December 31, 2013, respectively, we had a receivable of $3,430 and $3,644 from Sagent Agila LLC, which is expected to offset future profit-sharing payments. As of June 30, 2014 and December 31, 2013, respectively, we had a payable of $6,010 and $3,129 to Sagent Agila LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements. There were no profit sharing receipts distributed to Sagent Agila LLC’s joint venture partners during the six months ended June 30, 2014.

Note 16. Income Taxes:

2014 tax provision

Our provision for income taxes for the three and six months ended June 30, 2014 was $173 and $1,387, respectively. Our provision for income taxes represents the alternative minimum tax (“AMT”) payable in the United States for 2014 and income taxes payable in certain states where we do not have available loss carryforwards. As we have recorded a full valuation allowance against our net domestic deferred tax assets, our AMT payable is recorded as tax expense. The provision for the six months ended June 30, 2014 includes $329 related to the correction of state tax expense that was not recorded during the year ended December 31, 2013.

Valuation Allowance

We recorded a full valuation allowance in 2007 due to our cumulative loss position at that time. At June 30, 2014, we had approximately a $25,000 valuation allowance established against our domestic deferred income tax assets, which represents a full valuation allowance against our net domestic deferred income tax assets.

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

During the first quarter of 2014, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established the full valuation allowance. While this is positive evidence, we have concluded as of June 30, 2014 that the valuation allowance was still needed on our net domestic deferred tax assets based upon the weight of the factors described above, especially considering our history that included six consecutive years of losses. We continue to evaluate our cumulative income position and income trend as well as our future projections of sustained profitability. We evaluate whether this profitability trend constitutes sufficient positive evidence to support a reversal of our valuation allowance (in full or in part). If this profitability trend continues for the remainder of 2014 and this level of profitability is projected in the future, we anticipate that we may reverse substantially all of our domestic valuation allowance as early as the end of 2014.

Note 17. Actavis contract termination:

In March 2013, we agreed with Actavis, LLC (“Actavis”), a contract manufacturer of the Company, to terminate our development, manufacturing and supply agreement, effective December 31, 2014. As consideration for the termination of the agreement, we received a greater percentage of the net profit from sales of products during the remaining term of the agreement and a one-time, non-refundable payment of $5,000, which is not subject to future performance. This payment is included in Termination fee in our Condensed Consolidated Statement of Operations for the six months ended June 30, 2013.

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

On March 6, 2013, the Company, began selling Actavis’ zoledronic acid vial product, a generic version of Zometa® and as of August 27, 2013 and October 1, 2013, the Company began selling zoledronic acid premix bags in 4mg/100ml and 5mg/100ml presentations, respectively.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, and the cautionary statements set forth below, as well as elsewhere in this Quarterly Report on Form 10-Q, and those contained in Item 1A under the heading “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 7, 2014, identify important factors that could cause actual results to differ materially from those indicated by our forward-looking statements. Such factors, include, but are not limited to:

•	we rely on our business partners for the manufacture of substantially all of our products, and if our business partners fail to supply us with high-quality active pharmaceutical ingredient (“API”) or finished products in the quantities we require on a timely basis, sales of our products could be delayed or prevented, our revenues and margins could decline, which could have a material adverse effect on our business, financial condition and results of operations;

•	if we or any of our business partners are unable to comply with the quality and regulatory standards applicable to pharmaceutical drug manufacturers, or if approvals of pending applications are delayed as a result of quality or regulatory compliance concerns or merely backlogs at the US Food and Drug Administration (“FDA”), we may be unable to meet the demand for our products, may lose potential revenues and our business, financial condition and results of operations could be materially adversely affected;

•	changes in the regulations, enforcement procedures or regulatory policies established by the FDA and other regulatory agencies are expected to increase the costs and time of development of our products and could delay or prevent sales of our products and our revenues could decline and our business, financial condition and results of operations could be materially adversely affected;

•	four of our products, heparin, levofloxacin in premix bag and zoledronic acid in both vials and premix bag, represent a significant portion of our net revenues. Each of these products are supplied to us by a single vendor, and both heparin and zoledronic acid vials, and levofloxacin in premix bag and zoledronic acid in premix bag, are manufactured by a single supplier. If the volume or pricing of any of these products declines, or we are unable to satisfy market demand for any of these products, such event could have a material adverse effect on our business, financial position and results of operations;

•	we participate in highly competitive markets, dominated by a few large competitors, and if we are unable to compete successfully, our revenues could decline and our business, financial condition and results of operations could be materially adversely affected;

•	if we are unable to maintain our group purchasing organizations and distributor relationships, our revenues could decline and our results of operations could be negatively impacted;

•	we rely on a limited number of pharmaceutical wholesalers to distribute our products;

•	we depend to a significant degree upon our key personnel, the loss of whom could adversely affect our operations;

•	we may be exposed to product liability claims that could cause us to incur significant costs or cease selling some of our products;

•	our products may infringe the intellectual property rights of third parties, and we may incur substantial liabilities and may be unable to commercialize products in a profitable manner or at all;

•	our business could suffer if reimbursement by government-sponsored or private sector insurance programs for our current or future products is reduced or modified;

•	we are subject to risks associated with managing our international network of collaborations, which include business partners and other suppliers of components, API and finished products throughout the world;

•	we may never realize the expected benefits from our manufacturing facility in China and it will require substantial capital resources to reach its manufacturing potential and be profitable;

•	we are likely to incur substantial costs associated with both implementation and maintenance of our new enterprise resource planning software and other related applications, and unforeseen problems may arise with the implementation. If the new systems do not perform as originally planned, our business, financial position and results of operations could be adversely affected; and

•	we may seek to engage in strategic transactions, including the acquisition of products or businesses, that could have a variety of negative consequences, and we may not realize the intended benefits of such transactions.

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

	Three months ended June 30,		$	%	% of net revenue, three months ended June 30,
	2014	2013	Change	Change	2014	2013	% Change
Adjusted Gross Profit	$24,051	$23,857	$194	1%	34.8%	40.0%	-5.2%
Sagent portion of gross profit earned by Sagent Agila joint venture	1,459	639	820	128%	2.1%	1.1%	1.0%

Gross Profit	$22,592	$23,218	$(626)	-3%	32.7%	39.0%	-6.3%

	Six months ended June 30,		$	%	% of net revenue, six months ended June 30,
	2014	2013	Change	Change	2014	2013	% Change
Adjusted Gross Profit	$44,735	$43,037	$1,698	4%	31.9%	35.9%	-4.0%
Sagent portion of gross profit earned by Sagent Agila joint venture	1,759	1,361	398	29%	1.3%	1.1%	0.2%

Gross Profit	$42,976	$41,676	$1,300	3%	30.7%	34.8%	-4.1%

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

	Three months ended June 30,
	2014	2013	$ Change	% Change
Adjusted EBITDA	$7,354	$13,219	$(5,865)	-44%
Stock-based compensation expense	1,258	1,080	178	16%
Gain on previously-held equity interest[1]	—	(2,936)	2,936	-100%
Equity in net loss of KSCP joint venture	—	841	(841)	-100%

EBITDA	$6,096	$14,234	$(8,138)	-57%

Depreciation and amortization expense[2]	2,738	800	1,938	242%
Interest expense, net	116	64	52	81%
Provision for income taxes	173	—	173	n/m

Net income	$3,069	$13,370	$(10,301)	-77%

	Six months ended June 30,
	2014	2013	$ Change	% Change
Adjusted EBITDA	$16,708	$27,420	$(10,712)	-39%
Stock-based compensation expense	2,454	3,157	(703)	-22%
Gain on previously-held equity interest[1]	—	(2,936)	2,936	-100%
Equity in net loss of KSCP joint venture[1]	—	1,825	(1,825)	-100%

EBITDA	$14,254	$25,374	$(11,120)	-44%

Depreciation and amortization expense[2]	4,464	2,053	2,411	117%
Interest expense, net	215	113	102	90%
Provision for income taxes	1,387	—	1,387	n/m

Net income	$8,188	$23,208	$(15,020)	-65%

[1]	In June 2013, we acquired the remaining 50% interest in KSCP from our former joint venture partner. Upon obtaining the controlling interest in KSCP, we remeasured the previously held equity interest in KSCP to fair value, resulting in a gain of $2,936 reported as gain on previously held equity interest in the condensed consolidated statements of operations for the three and six months ended June 30, 2013. The gain included $2,782 reclassified from accumulated other comprehensive income, and previously recorded as currency translation adjustments. Accordingly, SCP is included in our Condensed Consolidated Statements of Operations as a wholly-owned subsidiary for the three and six months ended June 30, 2014.

[2]	Amortization expense excludes $23 and $22 of amortization in the three months ended June 30, 2014 and 2013, respectively, and $47 and $43 of amortization in the six months ended June 30, 2014 and 2013, respectively, related to deferred financing fees, which are included within interest expense and other in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013.

Discussion and Analysis

Consolidated results of operations

The following compares our consolidated results of operations for the three months ended June 30, 2014 with those of the three months ended June 30, 2013:

	Three months ended June 30,
	2014	2013	$ change	% change
Net revenue	$69,194	$59,591	$9,603	16%
Cost of sales	46,602	36,373	10,229	28%

Gross profit	22,592	23,218	(626)	-3%
Gross profit as % of net revenue	32.7%	39.0%
Operating expenses:
Product development	10,037	4,480	5,557	124%
Selling, general and administrative	10,695	8,080	2,615	32%
Equity in net (income) loss of joint ventures	(1,458)	160	(1,618)	n/m

Total operating expenses	19,274	12,720	6,554	52%

Gain on previously held equity interest	—	2,936	(2,936)	-100%

Income from operations	3,318	13,434	(10,116)	-75%
Interest income and other	157	34	123	362%
Interest expense	(233)	(98)	(135)	-138%

Income before income taxes	3,242	13,370	(10,128)	-76%
Provision for income taxes	173	—	173	n/m

Net income	$3,069	$13,370	$(10,301)	-77%

Net income per common share:
Basic	$0.10	$0.47	$(0.37)	-79%
Diluted	$0.09	$0.46	$(0.37)	-80%

Net revenue: Net revenue for the three months ended June 30, 2014 totaled $69.2 million, an increase of $9.6 million, or 16%, as compared to $59.6 million for the three months ended June 30, 2013. The launch of 26 new codes or presentations of ten products since June 30, 2013 contributed $17.2 million of the net revenue increase in the second quarter of 2014. Net revenue for products launched prior to June 30, 2013 decreased $7.6 million, or 13%, to $52.0 million in the second quarter of 2014 due primarily to decreased demand and price declines in zoledronic acid vials, which we launched at market formation in March 2013, partially offset by increases in demand for other products.

Cost of sales: Cost of goods sold for the three months ended June 30, 2014 totaled $46.6 million, an increase of $10.2 million, or 28%, as compared to $36.4 million for the three months ended June 30, 2013. Gross profit as a percentage of net revenues was 32.7% for the three months ended June 30, 2014 compared to 39.0% for the three months ended June 30, 2013. The decrease in gross profit as a percentage of net revenues is primarily due to price declines in zoledronic acid vials, and the impact of $1.2 million of unabsorbed manufacturing costs at our SCP facility, partially offset by profitability from new, higher margin products launched since June 30, 2013. Adjusted Gross Profit as a percentage of net revenue was 34.8% for the three months ended June 30, 2014, and 40.0% for the three months ended June 30, 2013.

Product development: Product development expense for the three months ended June 30, 2014 totaled $10.0 million, an increase of $5.6 million, or 124%, as compared to $4.5 million for the three months ended June 30, 2013. The increase in product development expense was primarily due to increased milestone expense for projects in our pipeline, as we filed 13 ANDAs with the FDA during the three months ended June 30, 2014. In addition, product development expense included $0.6 million of costs associated with development activities at SCP, which were included as part of the equity in net loss (income) of joint ventures in the three months ended June 30, 2013.

As of June 30, 2014, our new product pipeline included 46 products represented by 75 ANDAs which we had filed, or licensed rights to, that were under review by the FDA and four products represented by 11 ANDAs that have been recently approved and were pending commercial launch. We also had an additional 19 products represented by 29 ANDAs under initial development at June 30, 2014.

Selling, general and administrative: Selling, general and administrative expenses for the three months ended June 30, 2014, totaled $10.7 million, an increase of $2.6 million, or 32%, as compared to $8.1 million for the three months ended June 30, 2013. The increase in selling, general and administrative expense was primarily due to increased employee-related costs and $0.9 million of costs associated with our SCP facility. Selling, general and administrative expense as a percentage of net revenue was 15% and 14% for the three months ended June 30, 2014 and 2013, respectively.

Equity in net (income) loss of joint ventures: Equity in net income of joint ventures for the three months ended June 30, 2014 totaled $1.5 million, an increase of $1.6 million as compared to a loss of $0.2 million for the three months ended June 30, 2013. Included in this amount are the following (in thousands of dollars).

	Three Months Ended June 30,
	2014	2013
Sagent Agila LLC – Earnings directly related to the sale of product	$(1,459)	$(639)
Sagent Agila LLC – Product development costs	1	(42)
KSCP – net loss	—	841

Equity in net loss (income) of joint ventures	$(1,458)	$160

In June 2013, we acquired the remaining 50% interest in KSCP, which we subsequently renamed Sagent (China) Pharmaceuticals Co. Ltd. (SCP), and, commencing as of September 30, 2013, our condensed consolidated financial statements include SCP as a wholly-owned subsidiary.

Gain on previously held equity interest: Upon obtaining the controlling interest in KSCP, our previously held equity interest was remeasured to fair value, resulting in a gain of $2.9 million reported as gain on previously held equity interest in the condensed consolidated statements of operations for the three months ended June 30, 2013. The gain included $2.8 million reclassified from accumulated other comprehensive income (loss), and previously recorded as currency translation adjustments. Both the gain on previously held equity interest and the fair value of the non-controlling interest in KSCP were based on an asset approach valuation method.

Interest expense: Interest expense for the three months ended June 30, 2014 totaled $0.2 million, an increase of $0.1 million as compared to $0.1 million for the three months ended June 30, 2013.

Provision for income taxes: Our provision for income taxes for the three months ended June 30, 2014 was $0.2 million which represents the alternative minimum tax (“AMT”) payable in the United States for 2014 and income taxes payable in certain states where we do not have available loss carryforwards. As we have recorded a full valuation allowance against our net domestic deferred tax assets, our AMT payable is recorded as tax expense.

We recorded a full valuation allowance in 2007 due to our cumulative loss position at that time. At June 30, 2014, we had approximately $25 million of valuation allowances established against our domestic deferred income tax assets, which represents a full valuation allowance against our net domestic deferred income tax assets.

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

During the first quarter of 2014, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established the full valuation allowance. While this is positive information, we have concluded as of June 30, 2014 that the valuation allowance was still needed on our net domestic deferred tax assets based upon the weight of the factors described above, especially considering our history that included six consecutive years of losses. We continue to evaluate our cumulative income position and income trend as well as our future projections of sustained profitability. We evaluate whether this profitability trend constitutes sufficient positive evidence to support a reversal of our valuation allowance (in full or in part). If this profitability trend continues for the remainder of 2014 and this level of profitability is projected in the future, we anticipate that we may reverse substantially all of our domestic valuation allowance as early as the end of 2014.

Net income and diluted net earnings per common share: The net income for the three months ended June 30, 2014 of $3.1 million decreased by $10.3 million, or 77%, from the $13.4 million net income for the three months ended June 30, 2013. Diluted net earnings per common share for the three months ended June 30, 2014 decreased by $0.37, or 80%, compared to the three months ended June 30, 2013. The decrease in diluted net earnings per common share is due to the following factors:

Diluted EPS for the three months ended June 30, 2013	$0.46
Decrease in operations	(0.32)
Increase in common shares outstanding	(0.05)

Diluted EPS for the three months ended June 30, 2014	$0.09

Adjusted EBITDA: Adjusted EBITDA for the three months ended June 30, 2014 of $7.4 million decreased by $5.9 million, or 44%, from $13.2 million for the three months ended June 30, 2013. The decrease in Adjusted EBITDA is driven predominately by the reduced net income for the three months ended June 30, 2014, partially offset by the impact of depreciation expense related to our SCP facility and the non-cash gain recorded upon the remeasurement of our previously held equity interest in KSCP upon obtaining the controlling interest in SCP in June 2013.

The following compares our consolidated results of operations for the six months ended June 30, 2014 with those of the six months ended June 30, 2013:

	Six months ended June 30,
	2014	2013	$ change	% change
Net revenue	$140,063	$119,802	$20,261	17%
Cost of sales	97,087	78,126	18,961	24%

Gross profit	42,976	41,676	1,300	3%
Gross profit as % of net revenues	30.7%	34.8%
Operating expenses:
Product development	14,057	8,741	5,316	61%
Selling, general and administrative	20,708	16,947	3,761	22%
Equity in net (income) loss of joint ventures	(1,739)	603	2,342	n/m

Total operating expenses	33,026	26,291	(6,735)	-26%

Termination fee	—	5,000	(5,000)	-100%
Gain on previously held equity interest	—	2,936	(2,936)	-100%

Income from operations	9,950	23,321	(13,371)	-57%
Interest income and other	71	50	21	42%
Interest expense	(446)	(163)	(283)	-174%

Income before income taxes	9,575	23,208	(13,363)	-58%
Provision for income taxes	1,387	—	(1,387)	n/m

Net income	$8,188	$23,208	$(15,020)	-65%

Net income per common share:
Basic	$0.26	$0.82	$(0.56)	-68%
Diluted	$0.25	$0.81	$(0.56)	-69%

Net revenue: Net revenue for the six months ended June 30, 2014 totaled $140.1 million, an increase of $20.3 million, or 17%, as compared to $119.8 million for the six months ended June 30, 2013. The launch of 26 new codes or presentations of ten products since June 30, 2013 contributed $26.8 million of the net revenue increase in the first half of 2014. Net revenue for products launched prior to June 30, 2013 decreased $6.6 million, or 6%, to $113.2 million in the first half of 2014, due primarily to decreased demand and price declines in zoledronic acid vials, which we launched at market formation in March 2013, partially offset by increases in demand for other products.

Cost of sales: Cost of goods sold for the six months ended June 30, 2014 totaled $97.0 million, an increase of $19.0 million, or 24%, as compared to $78.1 million for the six months ended June 30, 2013. Gross profit as a percentage of net revenue was 30.7% for the six months ended June 30, 2014 compared to 34.8% for the six months ended June 30, 2013. Adjusted Gross Profit as a percentage of net revenue was 31.9% for the six months ended June 30, 2014, and 35.9% for the six months ended June 30, 2013. The decrease in gross profit as a percentage of net revenues is primarily due to price declines in zoledronic acid vials, and the impact of $2.7 million of unabsorbed manufacturing costs at our SCP facility, partially offset by profitability from new, higher margin products launched since June 30, 2013.

Product development: Product development expense for the six months ended June 30, 2014 totaled $14.1 million, an increase of $5.3 million, or 61%, as compared to $8.7 million for the six months ended June 30, 2013. The increase in product development expense was primarily due to increased milestone expense for projects in our pipeline, as we filed 15 ANDAs with the FDA during the six months ended June 30, 2014. In addition, product development expense included $1.0 million of costs associated with development activities at SCP, which were included as part of the equity in net loss (income) of joint ventures in the six months ended June 30, 2013.

Selling, general and administrative: Selling, general and administrative expenses for the six months ended June 30, 2014, totaled $20.7 million, an increase of $3.8 million, or 22%, as compared to $16.9 million for the six months ended June 30, 2013. The increase in selling, general and administrative expense was primarily due to $1.8 million of costs associated with our SCP facility and increased employee-related costs. Selling, general and administrative expense as a percentage of net revenue was 15% and 14% for the six months ended June 30, 2014 and 2013, respectively.

Equity in net (income) loss of joint ventures: Equity in net (income) loss of joint ventures for the six months ended June 30, 2014 totaled $1.7 million, an increase of $2.3 million, or 388%, as compared to a loss of $0.6 million for the six months ended June 30, 2013. Included in this amount are the following (in thousands of dollars).

	Six Months Ended June 30,
	2014	2013
Sagent Agila LLC – Earnings directly related to the sale of product	$(1,759)	$(1,361)
Sagent Agila LLC – Product development costs	20	139
KSCP – net loss	—	1,825

Equity in net (income) loss of joint ventures	$(1,739)	$603

Gain on previously held equity interest: Upon obtaining the controlling interest in KSCP in June 2013, our previously held equity interest was remeasured to fair value, resulting in a gain of $2.9 million reported as gain on previously held equity interest in the condensed consolidated statements of operations for the six months ended June 30, 2013. The gain included $2.8 million reclassified from accumulated other comprehensive income (loss), and previously recorded as currency translation adjustments.

Termination fee: Termination fee for 2013 represents the $5.0 million one-time termination fee received in connection with our agreement in March 2013 to terminate our Manufacturing and Supply Agreement with Actavis effective December 31, 2014.

Interest expense: Interest expense for the six months ended June 30, 2014 totaled $0.4 million, an increase of $0.3 million as compared to $0.1 million for the six months ended June 30, 2013.

Provision for income taxes: Our provision for income taxes for the six months ended June 30, 2014 was $1.4 million. Of our total provision for income taxes, $1.1 million represents the alternative minimum tax (“AMT”) payable in the United States for 2014 and income taxes payable in certain states where we do not have available loss carryforwards. As we have recorded a full valuation allowance against our deferred tax assets, our AMT payable is recorded as tax expense. The remaining provision for income taxes, $0.3 million, relates to the correction of state tax expense that was not recorded during the year ended December 31, 2013.

Net income and diluted net earnings per common share: The net income for the six months ended June 30, 2014 of $8.2 million decreased by $15.0 million, or 65%, from $23.2 million for the six months ended June 30, 2013. Diluted net earnings per common share decreased by $0.56, or 69%. The decrease in diluted net earnings per common share is due to the following factors:

Diluted EPS for the six months ended June 30, 2013	$0.81
Decrease in operations	(0.46)
Increase in diluted common shares outstanding	(0.10)

Diluted EPS for the six months ended June 30, 2014	$0.25

Adjusted EBITDA: Adjusted EBITDA for the six months ended June 30, 2014 of $16.7 million decreased by $10.7 million, or 39%, from $27.4 million for the six months ended June 30, 2013. The decrease in Adjusted EBITDA is driven predominately by the reduced net income for the six months ended June 30, 2014, partially offset by the impact of depreciation expense related to our SCP facility and the non-cash gain recorded upon the remeasurement of our previously held equity interest in KSCP upon obtaining the controlling interest in SCP in June 2013.

Liquidity and Capital Resources

Funding Requirements

Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, launching the four products that are represented by our 11 ANDAs that have been recently approved and are pending commercial launch and the 46 products represented by 75 ANDAs that are pending approval by the FDA as of June 30, 2014, successfully identifying and sourcing other new product opportunities, manufacturing products at our wholly-owned Chinese manufacturing facility, and business development activity.

Based on our existing business plan, we expect that cash, cash equivalents and short-term investments of approximately $161.7 million as of June 30, 2014, together with borrowings available under our SVB revolving loan facility will be sufficient to fund our planned operations, including the continued development of our product pipeline, the further payments required in respect of our acquisition of our joint venture partner’s interest in SCP, investments in working capital, joint venture distributions and potential capital expansion at our SCP facility, for at least the next 12 months. However, we may require additional funds in the event that we change our business plan, pursue additional strategic transactions, including the acquisition of businesses or products, or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the general economic climate, changes in the regulatory environment, the loss of or negative developments affecting key relationships with suppliers, group purchasing organizations or end-user customers or other unexpected developments that may have a material effect on the cash flows or results of operations of our business.

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

Cash Flows

Overview

On June 30, 2014, cash and cash equivalents on hand totaled $47.8 million. Short-term investments, generally investment grade commercial paper or corporate debt securities with a remaining term of two years or less, totaled $113.8 million. Working capital totaled $182.1 million and our current ratio (current assets to current liabilities) was approximately 4.6 to 1.0.

Sources and Uses of Cash

Operating activities: Net cash provided by operating activities was $19.6 million for the six months ended June 30, 2014, compared with net cash provided by operating activities of $27.3 million during the six months ended June 30, 2013. The decrease in cash provided by operations was primarily due to the $10.7 million decrease in Adjusted EBITDA partially offset by improved working capital utilization during the six months ended June 30, 2014.

Investing activities: Net cash used in investing activities was $4.1 million for the six months ended June 30, 2014 compared with net cash used in investing activities of $11.3 million during the six months ended June 30, 2013. Net cash used in investing activities for the six months ended June 30, 2014 is primarily related to increased capital expenditures and acquisition of product rights. Net cash used in investing activities for the six months ended June 30, 2013 primarily related to the KSCP acquisition and the net change in short-term investments.

Financing activities: Net cash used in financing activities was $10.0 million for the six months ended June 30, 2014, primarily related to repayment in full of the then outstanding balance of our ABC Loans. Net cash provided by financing activities for the six months ended June 30, 2013 was $0.4 million, primarily related to the proceeds from stock option exercises, which approximated those in the current year period.

Credit Facilities

Until February 2012, we maintained two active credit facilities; a Senior Secured Revolving Credit Facility and a Term Loan Credit Facility, and in February 2012, we repaid all of our outstanding borrowings and terminated both facilities. We replaced these facilities with a new asset based revolving loan facility with Silicon Valley Bank (“SVB”). At the time we acquired the remaining 50% interest in our SCP subsidiary in June 2013, SCP had two loan facilities with the Agricultural Bank of China (“ABC”). In September 2013, we entered into a Second Loan Modification agreement with SVB. Refer below for a description of our facilities with SVB and ABC.

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

As of June 30, 2014, the maximum available borrowing base under our Silicon Valley Bank revolving loan facility was $33.5 million, with no borrowings outstanding. We were in compliance with all covenants under this loan agreement.

Chinese loan facilities

SCP had outstanding debt obligations with ABC at the time we acquired the remaining 50% interest in SCP. SCP originally entered into two loan contracts with ABC for RMB 83.0 million ($13.5 million) and RMB 37.0 million ($6.0 million) in August 2010 and June 2011, respectively (the “ABC Loans”). In November 2013, we repaid RMB 55.0 million ($9.0 million) of the then outstanding balance. In January 2014, we repaid in full all outstanding amounts (RMB 63.0 million, $10.3 million) under the ABC Loans, and the loan contracts were terminated.

Aggregate Contractual Obligations

As of June 30, 2014, there were no material changes to the contractual obligations information provided in Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on March 7, 2014.

Off-Balance Sheet Arrangements

As of June 30, 2014, we were not party to any off-balance sheet arrangements, nor have we created any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. With the exception of operating leases, we do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into or disclosed on our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

New Accounting Guidance

In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We are required to adopt this new guidance on January 1, 2017, using one of two prescribed retroactive methods. Early adoption is not permitted. We are evaluating the impact of the amended revenue recognition guidance on our consolidated financial statements.

Contingencies

See Note 18. Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our market risks relate primarily to changes in interest rates and currency rate fluctuations between the Chinese Renminbi and US dollar.

Our SVB revolving loan facility bears floating interest rates that are tied to LIBOR and an alternate base rate, and therefore, our statements of operations and our cash flows will be exposed to changes in interest rates. As we had no borrowings outstanding at June 30, 2014, there is no impact related to potential changes in the LIBOR rate on our interest expense at June 30, 2014. We historically have not engaged in hedging activities related to our interest rate or foreign exchange risks.

At June 30, 2014, we had cash and cash equivalents and short-term investments of $47.8 million and $113.8 million, respectively. Our cash and cash equivalents are held primarily in cash and money market funds, and our short-term investments are held primarily in corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Internal Control over Financial Reporting.

Management, together with our Chief Executive Officer and our Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2014. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 6, 2013, the Company, began selling Actavis’ zoledronic acid vial product, a generic version of Zometa® and as of August 27, 2013 and October 1, 2013, the Company began selling zoledronic acid premix bags in 4mg/100ml and 5mg/100ml presentations, respectively.

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

Item 1A. Risk Factors.

There were no material changes during the three months ended June 30, 2014 to the risk factors previously disclosed under Item 1A entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 7, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities during the Quarter ended June 30, 2014

There are currently no share repurchase programs authorized by our Board of Directors. We did not repurchase any shares of our common stock during the quarter ended June 30, 2014.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.3*	Certificate of Amendment to the Certificate of Incorporation

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following materials from Sagent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and (vi) document and entity information.

*	Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT PHARMACEUTICALS INC.

/s/ Jonathon M. Singer
Jonathon M. Singer
Executive Vice President and Chief Financial Officer

August 5, 2014