Form 10-Q
period 2014-09-30
Sagent Pharmaceuticals, Inc.
filed 2014-11-05
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At October 31, 2014, there were 31,910,255 shares of the registrant’s common stock outstanding.

Sagent Pharmaceuticals, Inc.

In this report, “Sagent,” “we,” “us” and “our” refers to Sagent Pharmaceuticals, Inc. and subsidiaries, and “Common Stock” refers to Sagent’s common stock, $0.01 par value per share.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$136,280	$42,332
Short-term investments	18,995	113,810
Accounts receivable, net of chargebacks and other deductions	33,880	23,033
Inventories, net	43,301	46,481
Due from related party	2,716	3,644
Prepaid expenses and other current assets	4,598	6,491

Total current assets	239,770	235,791
Property, plant, and equipment, net	56,859	57,684
Investment in joint ventures	4,539	2,063
Goodwill	6,038	6,038
Intangible assets, net	9,050	8,326
Other assets	309	306

Total assets	$316,565	$310,208

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,314	$24,010
Due to related party	7,528	3,129
Accrued profit sharing	7,231	8,740
Accrued liabilities	14,137	13,931
Current portion of deferred purchase consideration	8,624	3,381
Current portion of long-term debt	—	10,333

Total current liabilities	64,834	63,524

Long term liabilities:
Long-term portion of deferred purchase consideration	—	8,329
Other long-term liabilities	1,981	2,329

Total liabilities	66,815	74,182

Stockholders’ equity:
Common stock—$0.01 par value, 100,000,000 authorized and 31,899,410 and 28,192,824 outstanding at September 30, 2014 and December 31, 2013, respectively	319	318
Additional paid-in capital	353,358	349,278
Accumulated other comprehensive income	17	487
Accumulated deficit	(103,944)	(114,057)

Total stockholders’ equity	249,750	236,026

Total liabilities and stockholders’ equity	$316,565	$310,208

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenue	$65,359	$60,842	$205,422	$180,644
Cost of sales	46,589	42,255	143,676	120,381

Gross profit	18,770	18,587	61,746	60,263
Operating expenses:
Product development	3,677	6,888	17,734	15,629
Selling, general and administrative	10,914	9,083	31,622	26,030
Acquisition-related costs	872	—	872	—
Equity in net (income) loss of joint ventures	(737)	(485)	(2,476)	118

Total operating expenses	14,726	15,486	47,752	41,777

Termination fee	—	—	—	5,000

Gain on previously held equity interest	—	—	—	2,936

Income from operations	4,044	3,101	13,994	26,422
Interest income and other income (expense)	(536)	44	(465)	94
Interest expense	(195)	(319)	(641)	(482)

Income before income taxes	3,313	2,826	12,888	26,034
Provision for income taxes	1,387	—	2,774	—

Net income	$1,926	$2,826	$10,114	$26,034

Net income per common share:
Basic	$0.06	$0.10	$0.32	$0.92
Diluted	$0.06	$0.10	$0.31	$0.90
Weighted-average of shares used to compute net income per common share:
Basic	31,895	28,745	31,861	28,349
Diluted	32,960	29,568	32,748	29,051

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$1,926	$2,826	$10,114	$26,034
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2)	170	(448)	464
Reclassification of cumulative currency translation gain	—	—	—	(2,782)
Reclassification of unrealized losses on available for sale securities	49	—	49	—
Unrealized gains (losses) on available for sale securities	(101)	21	(22)	(71)

Total other comprehensive income (loss), net of tax	(54)	191	(421)	(2,389)

Comprehensive income	$1,872	$3,017	$9,693	$23,645

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$10,114	$26,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,307	4,166
Stock-based compensation	3,657	4,230
Equity in net (income) loss of joint ventures	(2,476)	118
Dividends from unconsolidated joint venture	—	1,995
Gain on previously held equity interest	—	(2,936)
Other	(200)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(10,848)	6,818
Inventories	3,180	892
Prepaid expenses and other current assets	1,887	(4,435)
Due from related party	(728)	(6,261)
Accounts payable and other accrued liabilities	8,574	1,128

Net cash provided by operating activities	19,467	31,749

Cash flows from investing activities
Capital expenditures	(2,875)	(783)
Acquisition of business, net of cash acquired	(3,500)	(7,296)
Investments in unconsolidated joint ventures	—	(19)
Purchases of investments	(80,998)	(220,719)
Sale of investments	174,722	146,528
Purchase of product rights	(2,863)	(2,364)

Net cash provided by (used in) investing activities	84,486	(84,653)

Cash flows from financing activities
Reduction in short-term notes payable	(10,324)	—
Proceeds from issuance of common stock, net of issuance costs	425	71,158
Payment of deferred financing costs	(75)	(28)

Net cash (used in) provided by financing activities	(9,974)	71,130

Effect of exchange rate movements on cash	(31)	24

Net increase in cash and cash equivalents	93,948	18,250
Cash and cash equivalents, at beginning of period	42,332	27,687

Cash and cash equivalents, at end of period	$136,280	$45,937

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

The condensed consolidated financial statements include Sagent as well as our wholly owned subsidiaries as of the dates and for the periods presented. All material intercompany balances and transactions have been eliminated in consolidation. We account for our 50% investment in Sagent Agila LLC (formerly Sagent Strides LLC) using the equity method of accounting, as our interest in the entity provides for joint financial and operational control.

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

In September 2014, we made a $3,500 installment payment related to this acquisition. The remaining $9,000 installment is required to be paid by September 2015.

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

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net revenue	$60,842	$180,644
Net income	2,826	19,405
Diluted income per common share	0.10	0.67

On October 1, 2014 we acquired all of the issued and outstanding shares of the capital stock of Omega Laboratories Limited and 7685947 Canada Inc. (collectively, “Omega”), a privately held Canadian pharmaceutical and specialty healthcare products company. The Omega acquisition is described in greater detail in Note 19. Subsequent Events.

Note 3. Investments:

Our investments at September 30, 2014 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and cash equivalents	Short term investments
Assets
Cash	$123,647	$—	$—	$123,647	$123,647	$—
Money market funds	12,633	—	—	12,633	12,633	—
Commercial paper	5,530	—	—	5,530	—	5,530
Corporate bonds and notes	13,496	1	(32)	13,465	—	13,465

	$155,306	$1	$(32)	$155,275	$136,280	$18,995

Investments with continuous unrealized losses for less than twelve months and their related fair values at September 30, 2014 were as follows:

	Fair value	Unrealized losses

Corporate bonds and notes	$11,355	$(32)
Commercial paper	2,530	—

	$13,885	$(32)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Because we do not currently intend to sell these investments, and it is not more likely than not that we will be required to sell our investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2014.

The original cost and estimated current fair value of our fixed-income securities at September 30, 2014 are set forth below.

	Cost basis	Estimated fair value

Due in one year or less	$9,670	$9,671
Due between one and five years	9,356	9,324

	$19,026	$18,995

Note 4. Inventories:

Inventories at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014			December 31, 2013
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory
Finished goods	$40,136	$—	$40,136	$44,510	$1,437	$45,947
Raw materials	5,305	2,803	8,108	5,614	19	5,633
Inventory reserve	(4,943)	—	(4,943)	(3,662)	(1,437)	(5,099)

	$40,498	$2,803	$43,301	$46,462	$19	$46,481

Note 5. Property, plant and equipment

Property, plant and equipment at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Land and land improvements	$2,215	$2,235
Buildings and improvements	19,519	19,696
Machinery, equipment, furniture and fixtures	38,447	38,000
Construction in process	2,558	460

	62,739	60,391
Less accumulated depreciation	(5,880)	(2,707)

	$56,859	$57,684

Depreciation expense was $701 and $2,698 for the three and nine months ended September 30, 2014, respectively.

Note 6. Goodwill and Intangible assets, net:

Goodwill at September 30, 2014 and December 31, 2013 was $6,038, which was recorded in connection with our acquisition of the remaining equity interest in KSCP in June 2013. There were no reductions of goodwill relating to impairments for the three and nine months ended September 30, 2014.

Intangible assets at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$6,748	$(2,750)	$3,998	$5,941	$(2,087)	$3,854
Product development rights	3,832	—	3,832	3,252	—	3,252

Total definite-lived intangible assets	$10,580	$(2,750)	$7,830	$9,193	$(2,087)	$7,106

In-process research and development (IPR&D)	$1,220	$—	$1,220	$1,220	$—	$1,220

Total intangible assets	$11,800	$(2,750)	$9,050	$10,413	$(2,087)	$8,326

Changes in intangible assets were due to the following:

	Product licensing rights	Product development rights	IPR&D
December 31, 2013	$3,854	$3,252	$1,220
Purchase of product rights	810	2,053	—
Amortization of product rights	(666)	(1,473)	—

September 30, 2014	$3,998	$3,832	$1,220

The weighted-average period prior to the next extension or renewal for the 27 products comprising our product licensing rights intangible asset was 69 months at September 30, 2014.

We currently estimate amortization expense over each of the next five years as follows:

Amortization expense
For the year ending:
September 30, 2015	$4,512
September 30, 2016	$693
September 30, 2017	$609
September 30, 2018	$600
September 30, 2019	$533

Note 7. Investment in Sagent Agila:

Changes in our investment in Sagent Agila during the nine months ended September 30, 2014 were as follows:

Investment in Sagent Agila at January 1, 2014	$2,063
Equity in net income of Sagent Agila	2,476

Investment in Sagent Agila at September 30, 2014	$4,539

Condensed statement of operations information of Sagent Agila is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed statement of operations information	2014	2013	2014	2013
Net revenues	$1,516	$3,212	$6,249	$13,924
Gross profit	1,473	1,093	4,992	3,817
Net income	1,473	969	4,952	3,413

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

Note 9. Accrued liabilities:

Accrued liabilities at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013
Payroll and employee benefits	$5,595	$6,224
Sales and marketing	5,015	5,305
Taxes payable	1,564	895
Other accrued liabilities	1,963	1,507

	$14,137	$13,931

Note 10. Fair value measurements:

Assets measured at fair value on a recurring basis as of September 30, 2014 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$12,633	$12,633	$—	$—

Corporate bonds and notes	13,465	—	13,465	—
Commercial paper	5,530	—	5,530	—

Short-term investments	$18,995	$—	$18,995	$—

Total assets	$31,628	$12,633	$18,995	$—

Liabilities
Contingent purchase consideration	$—	$—	$—	$—

Assets measured at fair value on a recurring basis as of December 31, 2013 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$11,592	$11,592	$—	$—

Corporate bonds and notes	92,516	—	92,516	—
Commercial paper	21,294	—	21,294	—

Short-term investments	$113,810	$—	$113,810	$—

Total assets	$125,402	$11,592	$113,810	$—

Liabilities

Contingent purchase consideration	$200	$—	$—	$200

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

Changes in the fair value of our contingent purchase consideration measured using significant unobservable inputs (Level 3), during the nine months ending September 30, 2014 were as follows:

Balance at January 1, 2014	$200
Issuance of contingent purchase consideration	—
Change in fair value of contingent purchase consideration	(200)
Payment of contingent purchase consideration	—

Balance at September 30, 2014	$—

Note 11. Accumulated other comprehensive income:

Accumulated other comprehensive income at September 30, 2014 and December 31, 2013 is comprised of the following:

	September 30, 2014	December 31, 2013

Currency translation adjustment, net of tax	$48	$496
Unrealized gains (losses) on available for sale securities, net of tax	(31)	(9)

Total accumulated other comprehensive income	$17	$487

During the three and nine months ended September 30, 2014, $49 of realized losses on available for sale securities, which have been included in interest income and other income (expense) in the condensed consolidated statements of operations, was reclassified from accumulated other comprehensive income based on the specific identification method.

Note 12. Earnings per share:

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, the following common share equivalents, comprised of restricted stock and unexercised stock options, have been excluded from the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Anti-dilutive shares (in thousands)	435	923	1,124	1,212

The table below presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic and dilutive numerator:
Net income, as reported	$1,926	$2,826	$10,114	$26,034

Denominator:
Weighted-average common shares outstanding - basic (in thousands)	31,895	28,745	31,861	28,349
Net effect of dilutive securities:

Stock options and restricted stock	1,065	823	887	702

Weighted-average common shares outstanding - diluted (in thousands)	32,960	29,568	32,748	29,051

Net income per common share (basic)	$0.06	$0.10	$0.32	$0.92

Net income per common share (diluted)	$0.06	$0.10	$0.31	$0.90

Note 13. Stock-based compensation:

The table below presents the change in stock options, restricted stock units (RSUs) and restricted stock awards (RSAs) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options (in thousands):
Stock options granted	2	5	261	380
Stock options exercised	16	29	90	96

Aggregate intrinsic value of stock options exercised (in thousands)	$319	$489	$1,522	$1,225

Restricted Stock Units (RSUs) (in thousands):
RSUs granted	—	—	19	15

Restricted Stock Awards (RSAs) (in thousands):
RSAs granted	—	—	48	42

Note 14. Net revenue by product:

Net revenue by product line is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Therapeutic class:	2014	2013	2014	2013
Anti-infective	$21,370	$24,026	$74,896	$65,921
Critical care	21,530	15,638	62,153	48,381
Oncology	22,459	21,178	68,373	66,342

	$65,359	$60,842	$205,422	$180,644

Note 15. Related party transactions:

As of September 30, 2014 and December 31, 2013, respectively, we had a receivable of $2,716 and $3,644 from Sagent Agila LLC, which is expected to offset future profit-sharing payments. As of September 30, 2014 and December 31, 2013, respectively, we had a payable of $7,528 and $3,129 to Sagent Agila LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements. There were no profit sharing receipts distributed to Sagent Agila LLC’s joint venture partners during the nine months ended September 30, 2014.

Note 16. Income Taxes:

2014 tax provision

Our provision for income taxes for the three and nine months ended September 30, 2014 was $1,387 and $2,774 respectively. Our provision for income taxes represents the alternative minimum tax (“AMT”) payable in the United States for 2014 and $933 in both the three and nine months ended September 30, 2014, respectively, of income taxes payable related to certain states where we believe, due to changes in current facts and circumstances, the probable outcome of our tax filing position, if audited, has changed. As we have recorded a full valuation allowance against our net domestic deferred tax assets, our AMT payable is recorded as tax expense.

Valuation Allowance

We recorded a full valuation allowance in 2007 due to our cumulative loss position at that time. At September 30, 2014, we had approximately a $25,000 valuation allowance established against our domestic deferred income tax assets, which represents a full valuation allowance against our net domestic deferred income tax assets.

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

During the first quarter of 2014, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established the full valuation allowance. While this is positive evidence, we have concluded as of September 30, 2014 that the valuation allowance was still needed on our net domestic deferred tax assets based upon the weight of the factors described above, especially considering our history that included six consecutive years of losses. We continue to evaluate our cumulative income position and income trend as well as our future projections of sustained profitability. We evaluate whether this profitability trend constitutes sufficient positive evidence to support a reversal of our valuation allowance (in full or in part). If this profitability trend continues for the remainder of 2014 and this level of profitability is projected in the future, we anticipate that we may reverse substantially all of our domestic valuation allowance as early as the end of 2014.

Note 17. Actavis contract termination:

In March 2013, we agreed with Actavis, LLC (“Actavis”), a contract manufacturer of the Company, to terminate our development, manufacturing and supply agreement, effective December 31, 2014. As consideration for the termination of the agreement, we received a greater percentage of the net profit from sales of products during the remaining term of the agreement and a one-time, non-refundable payment of $5,000, which is not subject to future performance. This payment is included in Termination fee in our condensed consolidated statement of operations for the nine months ended September 30, 2013.

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

As of March 6, 2013, the Company, began selling Actavis’ zoledronic acid vial product, a generic version of Zometa® and as of August 27, 2013 and October 1, 2013, the Company began selling zoledronic acid premix bags in 4mg/100ml and 5mg/100ml presentations, respectively.

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

Note 19: Subsequent Events

Omega Acquisition

On October 1, 2014, we and our newly formed, wholly-owned subsidiary, Sagent Acquisition Corp., a Canadian company (“Acquisition Corp”) entered into a Share Purchase Agreement (the “SPA”) with the several shareholders (the “Sellers”) of Omega, a privately held Canadian pharmaceutical and specialty healthcare products company. Pursuant to the SPA, Acquisition Corp acquired all of the issued and outstanding shares of the capital stock of Omega in exchange for approximately $85.3 million (C$95.0 million). The final purchase price is subject to post-closing adjustments for working capital, indebtedness and cash outlays related to Omega’s capital expansion project as provided in the SPA, which at closing were estimated to be C$2.0 million at closing, resulting in a net cash consideration paid at closing of $83.2 million (C$93.0 million). The cash consideration payable at closing was funded by us from available cash on hand.

The initial accounting for this acquisition, which is subject to fair market valuations which were impractical to complete, will be completed in the fourth quarter of fiscal 2014, and is expected to result in the recognition of intangible assets and goodwill. We expect that Omega will be reported as a separate reportable segment in our consolidated financial statements beginning with the fourth quarter of 2014.

Revolving credit facility

On October 31, 2014, we entered into a credit agreement with JPMorgan Chase Bank, N.A., (the “Chase Agreement”). The Chase Agreement provides for an $80,000 asset based revolving credit loan facility, with availability subject to a borrowing base consisting of eligible cash, short-term investments, accounts receivable and inventory and the satisfaction of conditions precedent specified in the Chase Agreement. The Chase Agreement provides for an accordion feature, whereby we may increase the revolving commitment up to an additional $25,000, subject to certain customary terms and conditions, including pro-forma compliance with a fixed charge coverage ratio (as defined in the Chase Agreement) of 1.00 to 1. 00. The Chase Agreement matures on October 31, 2019, at which time all amounts outstanding will be due and payable. Borrowings under the Chase Agreement may be used for general corporate purposes, including funding working capital. Amounts drawn bear an interest rate equal to, at our option, either a Eurodollar rate plus 2.00% per annum or an alternative base rate plus 1.00% per annum. We also incur a commitment fee on undrawn amounts equal to 0.25% per annum.

The Chase Agreement is guaranteed by our parent company at the time of closing and is secured by a lien on substantially all of our parent company and our principal domestic subsidiary’s assets and any future domestic subsidiary’s guarantor’s assets. The same assets may also be used to secure, and we may guaranty, a loan by an affiliate of JPMorgan Chase Bank, N.A. to our Chinese subsidiary for the construction of a new manufacturing line. The Chase Agreement includes customary covenants and also imposes a financial covenant requiring compliance with a minimum fixed charge coverage ratio of 1.00 to 1.00 during certain covenant testing times triggered if availability under the Chase Agreement is below the greater of 10% of the revolving commitment and $8,000.

Concurrent with entering the Chase Agreement, we terminated our existing revolving credit facility through Silicon Valley Bank, and repaid certain associated fees. Included with the fees was $1,050 of early termination fees that had previously been deferred by Silicon Valley Bank as part of entering their revolving credit facility in February 2012. This amount will be included within interest expense in the condensed consolidated statement of operations in the fourth quarter of 2014. Concurrent with the repayment and termination of the agreement, all liens and security interests against our property that secured the obligations under our existing revolving credit facility were released and discharged. Loans under the Chase Agreement are secured by a lien on substantially all of our and our principal domestic operating subsidiary’s assets.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “could have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, our product pipeline and anticipated product approvals or the expected outcome or impact of pending or threatened litigation are forward-looking statements. In addition, this report contains forward-looking statements regarding the adequacy of our current cash balances to fund our ongoing operations; our utilization of our net operating loss carryforwards; our ability to realize the expected benefits from our acquisition of Omega; our ability to realize the expected benefits from our acquisition of and investment in our China subsidiary; and the additional investments required to be made in our China subsidiary to achieve its manufacturing potential.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, and the cautionary statements set forth below, as well as elsewhere in this Quarterly Report on Form 10-Q, and those contained in Item 1A under the heading “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 7, 2014, identify important factors that could cause actual results to differ materially from those indicated by our forward-looking statements. Such factors, include, but are not limited to:

•	we rely on our business partners for the manufacture of a significant portion of our products, and if our business partners fail to supply us with high-quality active pharmaceutical ingredient (“API”) or finished products in the quantities we require on a timely basis, sales of our products could be delayed or prevented, and our revenues and margins could decline, which could have a material adverse effect on our business, financial condition and results of operations;

•	if we or any of our business partners are unable to comply with the quality and regulatory standards applicable to pharmaceutical drug manufacturers, or if approvals of pending applications are delayed as a result of quality or regulatory compliance concerns or merely backlogs at the US Food and Drug Administration (“FDA”), we may be unable to meet the demand for our products, may lose potential revenues and our business, financial condition and results of operations could be materially adversely affected;

•	changes in the regulations, enforcement procedures or regulatory policies established by the FDA and other regulatory agencies could increase the costs or time of development of our products and could delay or prevent sales of our products and our revenues could decline and, as a result, our business, financial condition and results of operations could be materially adversely affected;

•	two of our products, heparin and levofloxacin in premix bags, represent a significant portion of our net revenues. Each of these products are manufactured by and supplied to us by a single vendor. If the volume or pricing of any of these products declines, or we are unable to satisfy market demand for any of these products, such event could have a material adverse effect on our business, financial position and results of operations;

•	we participate in highly competitive markets, dominated by a few large competitors, and if we are unable to compete successfully, our revenues could decline and our business, financial condition and results of operations could be materially adversely affected;

•	if we are unable to continue to develop and commercialize new products in a timely and cost-effective manner, we may not achieve our expected revenue growth and profitability, or our business, results of operations and financial position could be adversely affected;

•	if we are unable to maintain our group purchasing organizations (“GPO”) and distributor relationships, our revenues could decline and our results of operations could be adversely affected;

•	we rely on a limited number of pharmaceutical wholesalers to distribute our products;

•	we may not be able to find adequate replacements for all of the Activis products under our Manufacturing and Supply Agreement, including zoledronic acid vials and docetaxel, which is due to expire in December 2014;

•	we depend to a significant degree upon our key personnel, the loss of whom could adversely affect our operations;

•	if we fail to attract and retain the talent required for our business, our business could be materially harmed;

•	we may be exposed to product liability claims that could cause us to incur significant costs or cease selling some of our products;

•	our products may infringe the intellectual property rights of third parties, and we may incur substantial liabilities and may be unable to commercialize products in a profitable manner or at all;

•	healthcare reform legislation or other policy changes may adversely affect our business;

•	our business could suffer if reimbursement by government-sponsored or private sector insurance programs for our current or future products is reduced or modified;

•	we may need to raise additional capital in the event we change our business plan or encounter unexpected developments, which may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights;

•	we are subject to risks associated with managing our international network of collaborations, which include business partners and other suppliers of components, API and finished products throughout the world;

•	we may never realize the expected benefits from our manufacturing facility in China and it will require substantial capital resources to reach its manufacturing potential and be profitable;

•	we may never realize the expected benefits from our acquisition of Omega and it will require substantial capital resources to maintain its manufacturing capabilities and overall profitability;

•	we rely on a single vendor to manage our order to cash cycle and our distribution activities in the U.S., and the loss or disruption of service from this vendor could adversely affect our operations and financial condition;

•	we are likely to incur substantial costs associated with both implementation and maintenance of our new enterprise resource planning software and other related applications, and unforeseen problems may arise with the implementation. If the new systems do not perform as originally planned, our business, financial position and results of operations could be adversely affected; and

•	currency fluctuations may have an adverse affect on our business;

•	we may seek to engage in strategic transactions, including the acquisition of products or businesses, that could have a variety of negative consequences, and we may not realize the intended benefits of such transactions.

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

On October 1, 2014, we acquired all of the issued and outstanding shares of Omega, a privately held Canadian pharmaceutical and specialty healthcare products company, in exchange for approximately $85.3 million (C$95.0 million), subject to post-closing adjustments for working capital, indebtedness and cash outlays related to Omega’s capital expansion project as provided in the Share Purchase Agreement (the “SPA”). The cash consideration payable at closing was funded by us from available cash on hand. The acquisition extends our position as a premier generic injectable company with a robust product portfolio, deep development pipeline and strong global presence.

In light of our acquisition of Omega, beginning with the fourth quarter of 2014, our future results may not be comparable to our historical results.

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

	Three Months Ended September 30,				% of net revenue, Three Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	% Change
Adjusted Gross Profit	$19,507	$19,135	$372	2%	29.8%	31.5%	-1.7%
Sagent portion of gross profit earned by Sagent Agila joint venture	737	548	189	34%	1.1%	0.9%	0.2%

Gross Profit	$18,770	$18,587	$183	1%	28.7%	30.5%	-1.8%

	Nine Months Ended September 30,				% of net revenue, Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	% Change
Adjusted Gross Profit	$64,242	$62,172	$2,070	3%	31.3%	34.4%	-3.1%
Sagent portion of gross profit earned by Sagent Agila joint venture	2,496	1,909	587	31%	1.2%	1.1%	0.1%

Gross Profit	$61,746	$60,263	$1,483	2%	30.1%	33.4%	-3.3%

EBITDA and Adjusted EBITDA

We use the non-GAAP financial measures “EBITDA” and “Adjusted EBITDA” and corresponding growth ratios. We define EBITDA as net income less interest expense, net of interest income, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as net income less interest expense, net of interest income, provision for income taxes, depreciation and amortization, stock-based compensation expense, the gain recorded on our previously held equity interest in KSCP in connection with the acquisition of the remaining 50% equity interest in KSCP, acquisition related costs and the equity in net loss of our KSCP joint venture prior to the acquisition. We believe that EBITDA and Adjusted EBITDA are relevant and useful supplemental information for our investors. Our management believes that the presentation of these non-GAAP financial measures, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measures, provides a more complete understanding of the factors and trends affecting Sagent than could be obtained absent these disclosures. Management uses EBITDA, Adjusted EBITDA and corresponding ratios to make operating and strategic decisions and evaluate our performance. We have disclosed these non-GAAP financial measures so that our investors have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that EBITDA and Adjusted EBITDA are useful supplemental tools to evaluate the underlying operating performance of the company on an ongoing basis. The limitation of these measures is that they exclude items that have an impact on net income. The best way that these limitations can be addressed is by using EBITDA and Adjusted EBITDA in combination with our GAAP reported net income. Because EBITDA and Adjusted EBITDA calculations may vary among other companies, the EBITDA and Adjusted EBITDA figures presented below may not be comparable to similarly titled measures used by other companies. Our use of EBITDA and Adjusted EBITDA is not meant to and should not be considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the following tables reconciling EBITDA and Adjusted EBITDA to our GAAP reported net income for the periods presented (dollars in thousands).

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Adjusted EBITDA	$7,248	$6,222	$1,026	16%
Stock-based compensation expense	1,203	1,073	130	12%
Acquisition-related costs[1]	872	—	872	n/m
Equity in net loss of KSCP joint venture	—	—	—	n/m

EBITDA	$5,173	$5,149	$24	0%

Depreciation and amortization expense[2]	1,773	2,048	(275)	-13%
Interest expense, net	87	275	(188)	-68%
Provision for income taxes	1,387	—	1,387	n/m

Net income	$1,926	$2,826	$(900)	32%

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Adjusted EBITDA	$23,956	$33,642	$(9,686)	-29%
Stock-based compensation expense	3,657	4,230	(573)	-14%
Gain on previously-held equity interest[2]	—	(2,936)	2,936	-100%
Acquisition-related costs[1]	872	—	872	n/m
Equity in net loss of KSCP joint venture[3]	—	1,825	(1,825)	-100%

EBITDA	$19,427	$30,523	$(11,096)	-36%

Depreciation and amortization expense[2]	6,237	4,101	2,136	52%
Interest expense, net	302	388	(86)	-22%
Provision for income taxes	2,774	—	2,774	n/m

Net income	$10,114	$26,034	$(15,920)	-61%

[1]	Acquisition-related costs include legal and other professional service fees incurred in connection with the acquisition of Omega.
[2]	Depreciation and amortization expense excludes $23 and $22 of amortization in the three months ended September 30, 2014 and 2013, respectively, and $70 and $65 in the nine months ended September 30, 2014 and 2013, respectively, related to deferred financing fees, which is included within interest expense and other in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013.
[3]	In June 2013, we acquired the remaining 50% interest in KSCP from our former joint venture partner. Upon obtaining the controlling interest in KSCP, we remeasured the previously held equity interest in KSCP to fair value, resulting in a gain of $2,936 reported as gain on previously held equity interest in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013. The gain included $2,782 reclassified from accumulated other comprehensive income, and previously recorded as currency translation adjustments. Accordingly, SCP is included in our condensed consolidated statements of operations as a wholly-owned subsidiary for the three and nine months ended September 30, 2014.

Discussion and Analysis

Consolidated results of operations

The following compares our consolidated results of operations for the three months ended September 30, 2014 with those of the three months ended September 30, 2013:

	Three months ended September 30,
	2014	2013	$ change	% change

Net revenue	$65,359	$60,842	$4,517	7%
Cost of sales	46,589	42,255	4,334	10%

Gross profit	18,770	18,587	183	1%
Gross profit as % of net revenue	28.7%	30.5%

Operating expenses:
Product development	3,677	6,888	(3,211)	-47%
Selling, general and administrative	10,914	9,083	1,831	20%
Acquisition-related costs	872	—	872	n/m
Equity in net (income) loss of joint ventures	(737)	(485)	252	-52%

Total operating expenses	14,726	15,486	(760)	-5%

Income from operations	4,044	3,101	943	30%
Interest income and other income (expense)	(536)	44	(580)	n/m
Interest expense	(195)	(319)	(124)	-39%

Income before income taxes	3,313	2,826	487	17%
Provision for income taxes	1,387	—	1,387	n/m

Net income	$1,926	$2,826	$(900)	-32%

Net income per common share:
Basic	$0.06	$0.10	$(0.04)	-40%
Diluted	$0.06	$0.10	$(0.04)	-40%

Net revenue: Net revenue for the three months ended September 30, 2014 totaled $65.4 million, an increase of $4.5 million, or 7%, as compared to $60.8 million for the three months ended September 30, 2013. The launch of 29 new codes or presentations of 11 products since September 30, 2013 contributed $12.8 million of the net revenue increase in the third quarter of 2014. Net revenue for products launched prior to September 30, 2013 decreased $8.0 million, or 13%, to $52.5 million in the third quarter of 2014 due primarily to price declines in zoledronic acid and docetaxel, partially offset by increases in demand for other products.

Cost of sales: Cost of goods sold for the three months ended September 30, 2014 totaled $46.6 million, an increase of $4.3 million, or 10%, as compared to $42.3 million for the three months ended September 30, 2013. Gross profit as a percentage of net revenues was 28.7% for the three months ended September 30, 2014 compared to 30.5% for the three months ended September 30, 2013. The decrease in gross profit as a percentage of net revenues is primarily due to price declines in zoledronic acid vials, partially offset by profitability from new, higher margin products launched since September 30, 2013. Adjusted Gross Profit as a percentage of net revenue was 29.8% for the three months ended September 30, 2014, and 31.5% for the three months ended September 30, 2013.

Product development: Product development expense for the three months ended September 30, 2014 totaled $3.7 million, a decrease of $3.2 million, or 47%, as compared to $6.9 million for the three months ended September 30, 2013. The decrease in product development expense was primarily due to decreased milestone expense for projects in our pipeline, as we filed 16 ANDAs in the first nine months of 2014, in advance of expanded FDA filing requirements.

As of September 30, 2014, our new product pipeline included 43 products represented by 67 ANDAs which we had filed, or licensed rights to, that were under review by the FDA and three products represented by nine ANDAs that have been recently approved and were pending commercial launch. We also had an additional 19 products represented by 29 ANDAs under initial development at September 30, 2014.

Selling, general and administrative: Selling, general and administrative expenses for the three months ended September 30, 2014, totaled $10.9 million, an increase of $1.8 million, or 20%, as compared to $9.1 million for the three months ended September 30, 2013. The increase in selling, general and administrative expense was primarily due to increased employee-related costs and outside professional services, including non-capitalizable consulting expenses, related to our enterprise resource planning software implementation project. Selling, general and administrative expense as a percentage of net revenue was 17% and 15% for the three months ended September 30, 2014 and 2013, respectively.

Acquisition-related costs: Acquisition-related costs for the three months ended September 30, 2014, totaled $0.9 million, related to costs associated with the acquisition of Omega on October 1, 2014. No acquisition-related costs were incurred in the three months ended September 30, 2013.

Equity in net income of joint ventures: Equity in net income of joint ventures for the three months ended September 30, 2014 totaled $0.7 million, an increase of $0.2 million as compared to $0.5 million for the three months ended September 30, 2013. Included in this amount are the following (in thousands of dollars).

	Three months ended September 30,
	2014	2013
Sagent Agila LLC – Earnings directly related to the sale of product	$737	$548
Sagent Agila LLC – Product development costs	—	(63)

Equity in net income of joint ventures	$737	$485

Interest expense: Interest expense for the three months ended September 30, 2014 totaled $0.2 million, a decrease of $0.1 million as compared to $0.3 million for the three months ended September 30, 2013.

Provision for income taxes: Our provision for income taxes for the three months ended September 30, 2014 was $1.4 million, which represents the alternative minimum tax (“AMT”) payable in the United States for 2014 and income taxes payable in certain states where we do not have available loss carryforwards. Included in this amount is $0.9 million of income taxes payable related to certain states where we believe, due to changes in current facts and circumstances, the probable outcome of our tax filing position, if audited, has changed. As we have recorded a full valuation allowance against our net domestic deferred tax assets, our AMT payable is recorded as tax expense.

We recorded a full valuation allowance in 2007 due to our cumulative loss position at that time. At September 30, 2014, we had approximately $25 million of valuation allowances established against our domestic deferred income tax assets, which represents a full valuation allowance against our net domestic deferred income tax assets.

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

During the first quarter of 2014, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established the full domestic valuation allowance. While this is positive evidence, we have concluded as of September 30, 2014 that the valuation allowance was still needed on our net domestic deferred tax assets based upon the weight of the factors described above, especially considering our history that included six consecutive years of losses. We continue to evaluate our cumulative income position and income trend as well as our future projections of sustained profitability. We evaluate whether this profitability trend constitutes sufficient positive evidence to support a reversal of our valuation allowance (in full or in part). If this profitability trend continues for the remainder of 2014 and this level of profitability is projected in the future, we anticipate that we may reverse substantially all of our domestic valuation allowance as early as the end of 2014.

Net income and diluted net earnings per common share: The net income for the three months ended September 30, 2014 of $1.9 million decreased by $0.9 million, or 32%, from $2.8 million for the three months ended September 30, 2013. Diluted net earnings per common share for the three months ended September 30, 2014 decreased by $0.04, or 40%, compared to the three months ended September 30, 2013. The decrease in diluted net earnings per common share is due to the following factors:

Diluted EPS for the three months ended September 30, 2013	$0.10
Decrease in operations	(0.03)
Increase in common shares outstanding	(0.01)

Diluted EPS for the three months ended September 30, 2014	$0.06

Adjusted EBITDA: Adjusted EBITDA for the three months ended September 30, 2014 of $7.2 million increased by $1.0 million, or 16%, from $6.2 million for the three months ended September 30, 2013 primarily due to the increase in Adjusted Gross Profit.

The following compares our consolidated results of operations for the nine months ended September 30, 2014 with those of the nine months ended September 30, 2013:

	Nine Months Ended September 30,
	2014	2013	$ change	% change

Net revenue	$205,422	$180,644	$24,778	14%
Cost of sales	143,676	120,381	23,295	19%

Gross profit	61,746	60,263	1,483	2%
Gross profit as % of net revenues	30.1%	33.4%

Operating expenses:
Product development	17,734	15,629	2,105	13%
Selling, general and administrative	31,622	26,030	5,592	21%
Acquisition-related costs	872	—	872	n/m
Equity in net (income) loss of joint ventures	(2,476)	118	(2,594)	n/m

Total operating expenses	47,752	41,777	5,975	14%

Termination fee	—	5,000	(5,000)	-100%
Gain on previously held equity interest	—	2,936	(2,936)	-100%

Income from operations	13,994	26,422	(12,428)	-47%
Interest income and other income (expense)	(465)	94	(559)	595%
Interest expense	(641)	(482)	(159)	-33%

Income before income taxes	12,888	26,034	(13,146)	-50%
Provision for income taxes	2,774	—	2,774	n/m

Net income	$10,114	$26,034	$(15,920)	-61%

Net income per common share:
Basic	$0.32	$0.92	$(0.60)	-65%
Diluted	$0.31	$0.90	$(0.59)	-66%

Net revenue: Net revenue for the nine months ended September 30, 2014 totaled $205.4 million, an increase of $24.8 million, or 14%, as compared to $180.6 million for the nine months ended September 30, 2013. The launch of 29 new codes or presentations of 11 products since September 30, 2013 contributed $26.8 million of the net revenue increase in the first nine months of 2014. Net revenue for products launched prior to September 30, 2013 decreased $1.7 million, or 1%, to $178.6 million in the first nine months of 2014, due primarily to price declines in zoledronic acid vials, which we launched at market formation in March 2013, partially offset by increases in demand for other products.

Cost of sales: Cost of goods sold for the nine months ended September 30, 2014 totaled $143.7 million, an increase of $23.3 million, or 19%, as compared to $120.4 million for the nine months ended September 30, 2013. Gross profit as a percentage of net revenue was 30.1% for the nine months ended September 30, 2014 compared to 33.4% for the nine months ended September 30, 2013. The decrease in gross profit as a percentage of net revenues is primarily due to price declines in zoledronic acid vials, and the impact of $2.7 million of additional unabsorbed manufacturing costs at our SCP facility, partially offset by profitability from new, higher margin products launched since September 30, 2013. Adjusted Gross Profit as a percentage of net revenue was 31.3% for the nine months ended September 30, 2014, and 34.4% for the nine months ended September 30, 2013.

Product development: Product development expense for the nine months ended September 30, 2014 totaled $17.7 million, an increase of $2.1 million, or 13%, as compared to $15.6 million for the nine months ended September 30, 2013. The increase in product development expense was primarily due to increased milestone expense for projects in our pipeline, as we filed 16 ANDAs with the FDA during the nine months ended September 30, 2014. In addition, product development expense included $1.0 million of costs associated with development activities at SCP, which were included as part of the equity in net loss (income) of joint ventures in the nine months ended September 30, 2013.

Selling, general and administrative: Selling, general and administrative expenses for the nine months ended September 30, 2014, totaled $31.6 million, an increase of $5.6 million, or 21%, as compared to $26.0 million for the nine months ended September 30, 2013. The increase in selling, general and administrative expense was primarily due to costs associated with our SCP facility and increased employee-related costs. Selling, general and administrative expense as a percentage of net revenue was 15% and 14% for the nine months ended September 30, 2014 and 2013, respectively.

Acquisition-related costs: Acquisition-related costs for the nine months ended September 30, 2014, totaled $0.9 million, related to costs associated with the acquisition of Omega on October 1, 2014. No acquisition-related costs were incurred in the nine months ended September 30, 2013.

Equity in net (income) loss of joint ventures: Equity in net (income) loss of joint ventures for the nine months ended September 30, 2014 totaled income of $2.5 million, an increase of $2.6 million, as compared to a loss of $0.1 million for the nine months ended September 30, 2013. Included in this amount are the following (in thousands of dollars).

	Nine Months Ended September 30,
	2014	2013
Sagent Agila LLC – Earnings directly related to the sale of product	$(2,496)	$(1,909)
Sagent Agila LLC – Product development costs	20	202
KSCP – net loss	—	1,825

Equity in net (income) loss of joint ventures	$(2,476)	$118

Gain on previously held equity interest: Upon obtaining the controlling interest in KSCP in June 2013, our previously held equity interest was remeasured to fair value, resulting in a gain of $2.9 million reported as gain on previously held equity interest in the condensed consolidated statements of operations for the nine months ended September 30, 2013. The gain included $2.8 million reclassified from accumulated other comprehensive income (loss), and previously recorded as currency translation adjustments.

Termination fee: Termination fee for 2013 represents the $5.0 million one-time termination fee received in connection with our agreement in March 2013 to terminate our Manufacturing and Supply Agreement with Actavis effective December 31, 2014.

Interest expense: Interest expense for the nine months ended September 30, 2014 totaled $0.6 million, an increase of $0.1 million as compared to $0.5 million for the nine months ended September 30, 2013.

Provision for income taxes: Our provision for income taxes for the nine months ended September 30, 2014 was $2.8 million. Of our total provision for income taxes, $2.5 million represents the alternative minimum tax (“AMT”) payable in the United States for 2014 and income taxes payable in certain states where we do not have available loss carryforwards. As we have recorded a full valuation allowance against our net domestic deferred tax assets, our AMT payable is recorded as tax expense.

Net income and diluted net earnings per common share: The net income for the nine months ended September 30, 2014 of $10.1 million decreased by $15.9 million, or 61%, from $26.0 million for the nine months ended September 30, 2013. Diluted net earnings per common share decreased by $0.59, or 66%. The decrease in diluted net earnings per common share is due to the following factors:

Diluted EPS for the nine months ended September 30, 2013	$0.90
Decrease in operations	(0.49)
Increase in diluted common shares outstanding	(0.10)

Diluted EPS for the nine months ended September 30, 2014	$0.31

Adjusted EBITDA: Adjusted EBITDA for the nine months ended September 30, 2014 of $24.0 million decreased by $9.6 million, or 29%, from $33.6 million for the nine months ended September 30, 2013. The decrease in Adjusted EBITDA is driven predominately by the reduced net income for the nine months ended September 30, 2014, partially offset by the impact of depreciation expense related to our SCP facility and the non-cash gain recorded upon the remeasurement of our previously held equity interest in KSCP upon obtaining the controlling interest in SCP in June 2013.

Liquidity and Capital Resources

Funding Requirements

Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, launching the four products that are represented by our 11 ANDAs that have been recently approved and are pending commercial launch and the 46 products represented by 75 ANDAs that are pending approval by the FDA as of September 30, 2014, launching the 19 products represented by 29 ANDAs that are pending approval or launch at our newly acquired Omega subsidiary, successfully identifying and sourcing other new product opportunities, manufacturing products at our wholly-owned Chinese manufacturing facility, and further business development activity.

Based on our existing business plan, we expect that existing cash, cash equivalents and short-term investments together with operating cash flows and borrowings available under our Silicon Valley Bank (“SVB”) revolving loan facility will be sufficient to fund our planned operations, the continued development of our consolidated product pipeline, the final payment required in respect of our acquisition of our joint venture partner’s interest in SCP, investments in working capital, joint venture distributions and capital expansion at our SCP and Omega facilities, for at least the next 12 months. However, we may require additional funds in the event that we change our business plan, pursue additional strategic transactions, including the acquisition of businesses or products, or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the general economic climate, changes in the regulatory environment, the loss of or negative developments affecting key relationships with suppliers, group purchasing organizations or end-user customers or other unexpected developments that may have a material effect on the cash flows or results of operations of our business.

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

Cash Flows

Overview

On September 30, 2014, cash and cash equivalents on hand totaled $136.3 million. Short-term investments, generally investment grade commercial paper or corporate debt securities with a remaining term of two years or less, totaled $19.0 million. Working capital totaled $174.9 million and our current ratio (current assets to current liabilities) was approximately 3.7 to 1.0. On October 1, 2014, we used C$93.0 million ($83.2 million) of our available cash on hand to fund our acquisition of Omega.

Sources and Uses of Cash

Operating activities: Net cash provided by operating activities was $19.5 million for the nine months ended September 30, 2014, compared with net cash provided by operating activities of $31.7 million during the nine months ended September 30, 2013. The decrease in cash provided by operations was primarily due to the $9.6 million decrease in Adjusted EBITDA partially offset by improved working capital utilization during the nine months ended September 30, 2014.

Investing activities: Net cash provided by investing activities was $84.5 million for the nine months ended September 30, 2014 compared with net cash used in investing activities of $84.7 million during the nine months ended September 30, 2013. Net cash provided by investing activities for the nine months ended September 30, 2014 is primarily related to the net sale of short-term investments in anticipation of the October 1, 2014 acquisition of Omega, partially offset by increased capital expenditures and acquisition of product rights. Net cash used in investing activities for the nine months ended September 30, 2013 primarily related to the KSCP acquisition and the net change in short-term investments.

Financing activities: Net cash used in financing activities was $10.0 million for the nine months ended September 30, 2014, primarily related to repayment in full of the then outstanding balance of our ABC Loans. Net cash provided by financing activities for the nine months ended September 30, 2013 was $71.1 million, primarily related to the proceeds from stock issuance under our secondary offering.

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

As of September 30, 2014, the maximum available borrowing base under our SVB revolving loan facility was $40.0 million, with no borrowings outstanding. We were in compliance with all covenants under this loan agreement.

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

Aggregate Contractual Obligations

As of September 30, 2014, there were no material changes to the contractual obligations information provided in Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on March 7, 2014.

Off-Balance Sheet Arrangements

As of September 30, 2014, we were not party to any off-balance sheet arrangements, nor have we created any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. With the exception of operating leases, we do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into or disclosed on our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

Contingencies

See Note 18. Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our market risks relate primarily to changes in interest rates and currency rate fluctuations between the Chinese Renminbi and the US dollar and, following our acquisition of Omega, between the Canadian dollar and US dollar.

Our SVB revolving loan facility bears floating interest rates that are tied to LIBOR and an alternate base rate, and therefore, our statements of operations and our cash flows will be exposed to changes in interest rates. As we had no borrowings outstanding at September 30, 2014, there is no impact related to potential changes in the LIBOR rate on our interest expense at September 30, 2014. We historically have not engaged in hedging activities related to our interest rate or foreign exchange risks.

At September 30, 2014, we had cash and cash equivalents and short-term investments of $136.3 million and $19.0 million, respectively. Our cash and cash equivalents are held primarily in cash and money market funds, and our short-term investments are held primarily in corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

At September 30, 2014, we had C$105.0 million (US $94.0 million) of cash denominated in Canadian dollars, in anticipation of the completion of our acquisition of Omega on October 1, 2014. If the exchange rate fluctuated by one percent, the US dollar equivalent of our Canadian dollar cash on hand at September 30, 2014 would have fluctuated by $0.9 million. On October 1, 2014, we used C$93.0 million ($83.2 million) of our available cash on hand to fund the acquisition of Omega.

We generally record sales in U.S. dollars and pay our expenses in the local currency of the legal entity that incurs the expense. Substantially all of our business partners that supply us with API, product development services and finished product manufacturing are located in a number of foreign jurisdictions, and we believe those business partners generally incur their respective operating expenses in local currencies. As a result, both we and our business partners may be exposed to currency rate fluctuations and experience an effective increase in operating expenses in the event local currencies appreciate against the U.S. dollar. In this event, the cost of manufacturing product from our SCP facility may increase or such business partners may elect to stop providing us with these services or attempt to pass these increased costs back to us through increased prices for product development services, API sourcing or finished products that they supply to us. Historically we have not used derivatives to protect against adverse movements in currency rates.

We do not have any material derivative financial instruments.

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

Internal Control over Financial Reporting.

Management, together with our Chief Executive Officer and our Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2014. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 6, 2013, the Company, began selling Actavis’ zoledronic acid vial product, a generic version of Zometa® and as of August 27, 2013 and October 1, 2013, the Company began selling zoledronic acid premix bags in 4mg/100ml and 5mg/100ml presentations, respectively.

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

Item 1A. Risk Factors.

You should read the following risk factors carefully in connection with evaluating our business and the forward-looking information contained in our most recent Annual Report on Form 10-K, filed on March 7, 2014, and this Quarterly Report on Form 10-Q. Any of the following risks could materially and adversely affect our business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this Quarterly Report on Form 10-Q. While we believe we have identified and discussed the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operating results or financial condition in the future.

We rely on our business partners for the manufacture of a significant portion of our products, and if our business partners fail to supply us with high-quality API or finished products in the quantities we require on a timely basis, sales of our products could be delayed or prevented, and our revenues and margins could decline, which could have a material adverse effect on our business, financial condition and results of operations.

We rely upon our third-party business partners, principally located outside of the U.S., for the supply of all API and a significant portion of our finished products. In most cases, we rely upon a limited number of business partners to supply us with the API or finished products for each of our products. If our business partners do not continue to provide these services or products to us we might not be able to obtain these services or products from others in a timely manner or on commercially acceptable terms. Likewise, if our business partners encounter delays or difficulties in producing API or our finished products, the distribution, marketing and subsequent sales of these products could be adversely affected. If, for any reason, our business partners are unable to obtain or deliver sufficient quantities of API or finished products on a timely basis or we develop any significant disagreements with our business partners, the manufacture or supply of our products could be disrupted, which may decrease our sales revenue, increase our operating expenses or otherwise negatively impact our operations. In addition, if we are unable to engage and retain business partners for the supply of API or finished product manufacturing on commercially acceptable terms, we may not be able to sell our products as planned.

Substantially all of our products are sterile injectable pharmaceuticals. The manufacture of our products is highly exacting and complex and we or our business partners may experience problems during the manufacture of API or finished products for a variety of reasons, including, but not limited to equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, problems with raw materials, natural disaster related events or other environmental factors. In addition, the manufacture of certain API that we require for our products or the finished products require dedicated facilities and we may rely on a limited number or, in most cases, single vendors for these products and services. If problems arise during the production, storage or distribution of a batch of product, that batch of product may have to be discarded. If we are unable to find alternative qualified sources of API or finished products, this could, among other things, lead to increased costs, lost sales, damage to customer relations, time and expense spent investigating the cause and, depending upon the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to market, voluntary recalls, corrective actions or product liability related costs may also be incurred. For example, in March 2014 we initiated a voluntary recall of all lots of an oncology product that we sold from October 2013 through the date of recall due to the discovery of four leaking premix bags detected during an investigation conducted in response to a product complaint. Problems with respect to the manufacture, storage or distribution of our products could have a material adverse effect on our business, financial condition and results of operations.

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

If we or any of our business partners are unable to comply with the quality and regulatory standards applicable to pharmaceutical drug manufacturers, or if approvals of pending applications are not granted or are delayed we may be unable to meet the demand for our products, may lose potential revenues and our business, financial position and results of operations may be materially adversely affected.

All of our business partners who supply us with API or finished products as well as our owned manufacturing facilities are subject to extensive regulation by governmental authorities in the U.S., Canada and in other countries. Regulatory approval to manufacture a drug is site-specific. Both our and our suppliers’ facilities and procedures are subject to ongoing regulation, including periodic inspection by the FDA and other relevant regulatory agencies. Following an inspection, an agency may issue a notice listing conditions that are believed to violate current good manufacturing practice (“cGMP”) or other regulations, or a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately cured. If any regulatory body were to require us or one of our business partners to cease or limit production, our business could be adversely affected.

In the event of any such regulatory action, identifying alternative vendors and obtaining regulatory approval to change or substitute API or a manufacturer of a finished product can be time consuming and expensive. Any resulting delays and costs could have a material adverse effect on our business, financial position and results of operations. We cannot assure you that we or our business partners will not be subject to such regulatory action in the future.

The FDA and other relevant regulatory agencies have the authority to revoke drug approvals previously granted and remove from the market previously approved products for various reasons, including issues related to cGMP. We may be subject from time to time to product recalls initiated by us or by the FDA or other regulatory agencies. Delays in obtaining regulatory approvals, the revocation of prior approvals, or product recalls could impose significant costs on us and adversely affect our ability to generate revenue.

Furthermore, violations by us or our business partners of U.S. or other governmental regulations and other regulatory requirements could subject us to, among other things:

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

We maintain our own in-house quality assurance and facility compliance teams that inspect, assess and qualify our and our business partners’ facilities, work to ensure that the facilities and the products manufactured in those facilities are cGMP compliant, and provide support for product launches and regulatory agency facility inspections. Despite these comprehensive efforts and our and our suppliers’ extensive quality systems, we cannot assure you that our business partners will adhere to our quality standards or that our compliance teams will be successful in ensuring that our business partners’ or our own facilities and the products manufactured in those facilities will be cGMP compliant. If any of our business partners fail to comply with our quality standards, or if our facilities do not comply with cGMP requirements, our ability to compete may be significantly impaired and our business, financial position and results of operations may be materially adversely affected.

Any change in the regulations, enforcement procedures or regulatory policies established by the FDA and other regulatory agencies could increase the costs or time of development of our products and delay or prevent sales of our products and our revenues could decline and, as a result, our business, financial position and results of operations may be materially adversely affected.

Our products generally must receive appropriate regulatory clearance from the FDA or relevant regulatory agencies before they can be sold in the U.S. or other jurisdictions. Any change in the regulations, enforcement procedures or regulatory policies set by the FDA and other regulatory agencies could increase the costs or time of development of our products and delay or prevent sales of our products. For instance, beginning in June 2014, the FDA required new ANDA submissions to include enhanced documentation. We cannot determine what effect further changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted, may have on our business in the future. Such changes could, among other things, require:

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

Sales of a limited number of our products collectively represent a significant portion of our net revenue. If the volume or pricing of our largest selling products declines in the future or we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially adversely affected. Should market prices of any of our products decline more rapidly than anticipated, our financial position and results of operations could be materially adversely affected.

Two of our products, heparin and levofloxacin in premix bags, collectively accounted for approximately 28% and 31% of our net revenue for the three and nine months ended September 30, 2014, respectively, while three of our products, heparin, levofloxacin in premix bags and zoledronic acid vials accounted for approximately 34% and 47% of our net revenue for the three and nine months ended September 30, 2013. Our ten largest products accounted for approximately 71% and 71% of our net revenue for the three and nine months ended September 30, 2014 and 74% and 70% of our net revenue for the three and nine months ended September 30, 2013, respectively. We expect that our heparin and levofloxacin in premix bag products will continue to represent a significant portion of our net revenues for the foreseeable future.

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

In March 2013, we entered an agreement with Actavis to terminate our Manufacturing and Supply Agreement, effective December 31, 2014. In the aggregate, products sourced from Actavis accounted for approximately 19% and 18% of our net revenue for the three and nine months ended September 30, 2014 and 24% and 28% of our net revenue for the three and nine months ended September 30, 2013, respectively. We are seeking to replace all products supplied by Actavis, including zoledronic acid vials and docetaxel, with supply from other business partners before the termination date of our agreement, although there is no guarantee we will successfully be able to replace the supply of all of these products on commercially reasonable terms. If we are unable to do so, it could have a material adverse affect on our business, financial position and results of operations.

In addition, we currently rely on single vendors to supply us with API and finished product manufacturing with respect to heparin and levofloxacin in a premix bag. If we are unable to maintain our relationships with these business partners on commercially acceptable terms, it could have a material adverse effect on our business, financial position and results of operations.

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

In addition to competition from established market participants, new entrants to the generic injectable pharmaceutical market could substantially reduce our market share, prevent us from attaining market share or render our products obsolete. Most of our products are generic injectable versions of branded products. As patents for branded products and related exclusivity periods expire or are ruled invalid, the first generic pharmaceutical manufacturer to receive regulatory approval for a generic version of the reference product is generally able to achieve significant market penetration and higher margins on that product. As competing generic manufacturers receive regulatory approval of, and begin to market, this product, market share, revenue and gross profit typically decline for the original generic entrant. In addition, as more competitors enter a specific generic market, the average selling price per unit dose of the particular product typically declines for all competitors. Our ability to sustain our level of market share, revenue and gross profit attributable to a particular generic pharmaceutical product is significantly influenced by the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch in relation to competing approvals and launches, as to which we have no control.

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

Our future success will depend to a significant degree on our ability to continue to develop and commercialize new products in a timely and cost-effective manner. The development and commercialization of new products is complex, time-consuming and costly and involves a high degree of business risk. As of September 30, 2014, we actively marketed 54 products, and our new product pipeline included 43 products represented by 67 ANDAs that we had filed, or licensed rights to, and were under review by the FDA, and three products represented by nine ANDAs that have been recently approved by the FDA and are pending commercial launch. We may, however, encounter unexpected delays in the launch of these products, or these products, if and when fully commercialized by us, may not perform as we expect. For example, our 67 pending ANDAs may not receive FDA approval on a timely basis, if at all.

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

Most of the end-users of injectable pharmaceutical products have relationships with GPOs whereby such GPOs provide such end-users access to a broad range of pharmaceutical products from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the drug purchasing decisions of such end-users. Hospitals and other end-users contract with the GPO of their choice for their purchasing needs. Collectively, we believe the five largest U.S. GPOs represented the majority of the acute care hospital market in 2013. We currently derive, and expect to continue to derive, a large percentage of our revenue from end-user customers that are members of a small number of GPOs. For example, the five largest U.S. GPOs represented end-user customers that collectively accounted for approximately 30% and 31% of our net contract revenue for the three and nine months ended September 30, 2014 and 34% and 35% of our net contract revenue for the three and nine months ended September 30, 2013, respectively. Maintaining our strong relationships with these GPOs will require us to continue to be a reliable supplier, offer a broad product line, remain price competitive, comply with FDA regulations and provide high-quality products. Although our GPO pricing agreements typically are multi-year in duration, most of them may be terminated by either party with 60 or 90 days notice. The GPOs with whom we have relationships may have relationships with manufacturers that sell competing products, and such GPOs may earn higher margins from these products or combinations of competing products or may prefer products other than ours for other reasons. If we are unable to maintain our GPO relationships, sales of our products and revenue could decline and our results of operations could be materially adversely affected.

We rely on a limited number of pharmaceutical wholesalers to distribute our products.

As is typical in the pharmaceutical industry, we rely upon pharmaceutical wholesalers in connection with the distribution of our products. A significant amount of our products are sold to end-users under GPO pricing arrangements through a limited number of pharmaceutical wholesalers. We currently derive, and expect to continue to derive, a large percentage of our sales through the three largest wholesalers in the U.S. market, Amerisource, Cardinal Health and McKesson. For the nine months ended September 30, 2014, the products we sold through these wholesalers accounted for approximately 34%, 26% and 25%, respectively, of our net revenue. Collectively, our sales to these three wholesalers represented approximately 86%, 85%, 85% and 84% of our net revenue for the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013, respectively. If we are unable to maintain our business relationships with these major pharmaceutical wholesalers on commercially acceptable terms, it could have a material adverse effect on our sales and results of operations.

We depend upon our key personnel, the loss of whom could adversely affect our operations. If we fail to attract and retain the talent required for our business, our business could be materially harmed.

We are a relatively small company and we depend to a significant degree on the principal members of our management and sales teams. The loss of services from our key employees may significantly delay or prevent the achievement of our product development or business objectives. We have entered into employment agreements with certain of our key employees that contain restrictive covenants relating to non-competition and non-solicitation of our customers and employees for a period of 12 months after termination of employment. Nevertheless, each of our officers and key employees may terminate his or her employment at any time without notice and without cause or good reason, and so as a practical matter these agreements do not guarantee the continued service of these employees. Our success depends upon our ability to attract and retain highly qualified personnel. Competition among pharmaceutical and biotechnology companies for qualified employees is intense, and the ability to attract and retain qualified individuals is critical to our success. We may not be able to attract and retain these individuals on acceptable terms or at all, and our inability to do so could significantly impair our ability to compete.

Our inability to manage our planned growth or successfully integrate newly acquired businesses could harm our business.

As we expand our business we expect that our operating expenses and capital requirements will increase. As our product portfolio and product pipeline grow, we may require additional personnel on our project management, in-house quality assurance and facility compliance teams to work with our partners on quality assurance, cGMP compliance, regulatory affairs and product development. As a result, our operating expenses and capital requirements may increase significantly. In addition, we may encounter unexpected difficulties managing our worldwide network of collaborations with API suppliers and finished product developers and manufacturers as we seek to expand such network in order to expand our product portfolio. Our ability to manage our growth effectively requires us to forecast accurately our sales, growth and global manufacturing capacity and to expend funds to improve our operational, manufacturing financial and management controls, reporting systems and procedures.

Additionally, if we are unable to successfully integrate our recent acquisitions and achieve our expected efficiencies and synergies, our business could be harmed and our financial position and results of operations could be materially adversely affected. The integration of international acquisitions can involve cultural, monetary and systems challenges among others. Our personnel, systems, procedures or controls may not be adequate to support both our ongoing business and the integration of newly acquired businesses.

If we are unable to manage our anticipated growth and the integration of newly acquired businesses effectively, our business could be harmed.

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

Our product liability insurance may not be adequate and, at any time, insurance coverage may not be available on commercially reasonable terms or at all. A product liability claim could result in liability to us greater than our insurance coverage or assets. Even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to those matters or have a material adverse affect on our business.

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

Healthcare reform legislation or other policy changes may adversely affect our business

The Affordable Care Act and the Health Care and Education Reconciliation Acts make various changes to the delivery of healthcare in the U.S., including reductions in Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could reduce the overall volume of medical procedures that are performed in the U.S. These factors, could, in turn, result in reduced demand for our products and increased downward pricing pressure on our products. Other provisions in the law may significantly change the practice of healthcare in the U.S., and could adversely impact our business. While the law is intended to expand health insurance coverage to uninsured persons in the U.S., the impact of any overall increase in access to healthcare on sales of our products remains uncertain.

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

Sales of our products depend, in part, on the extent to which the costs of our products are paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or are reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. These healthcare management organizations and third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, as discussed above, the containment of healthcare costs has become a priority of federal and state governments in the U.S., and the prices of drugs and other healthcare products have been targeted in this effort. Accordingly, our current and potential products may not be considered cost effective, and reimbursement to the consumer may not be available or sufficient to allow us to sell our products on a competitive basis. Legislation and regulations affecting reimbursement for our products may change at any time and in ways that are difficult to predict, and these changes may have a material adverse effect on our business. Any reduction in Medicare, Medicaid or other third-party payor reimbursements could have a material adverse effect on our business, financial position and results of operations.

In Canada and certain other international markets, the government provides healthcare at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for government-sponsored healthcare system. Many countries are currently reducing their public expenditures and we expect to continue to see strong efforts to reduce healthcare costs in international markets for the foreseeable future. In markets outside the U.S., our business could experience downward pressure on product pricing as a result of the concentrated buying power of governments as principal customers and the use of bid-and-tender sales methods whereby we are required to submit a bid for the sale of our products. The failure to offer acceptable prices to these customers could have a material adverse effect on our business, financial position and results of operations outside the U.S.

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

We may require significant additional funds earlier than we currently expect in the event we change our business plan, execute further strategic acquisitions, or encounter unexpected developments, including unforeseen competitive conditions within our markets, changes in the general economic climate, changes in the regulatory environment, the loss of key relationships with suppliers, GPOs or end-user customers or other unexpected developments that may have a material effect on the cash flows or results of operations of our business. If required, additional funding may not be available to us on acceptable terms or at all. Our ability to raise additional funding, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future results of operations, our relative levels of debt and equity, the volatility and overall condition of the capital markets and the market prices of our securities. We may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration arrangements. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. In addition, additional debt financing may only be available to us on less favorable terms than our newly entered Chase Agreement, including higher interest rates or greater exposure to interest rate risk. If we raise additional funds through collaboration arrangements, we may have to relinquish valuable rights to our products or grant licenses on terms that are not favorable to us. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.

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

We completed the purchase of the remaining equity interests in SCP from our former joint venture partner on June 4, 2013 at which time SCP became our wholly-owned subsidiary. SCP was established to construct and operate an FDA and cGMP compliant sterile manufacturing facility in Chengdu, China to provide us with access to dedicated manufacturing capacity. SCP is expected to manufacture finished products for us on an exclusive basis for sale in the U.S. and other attractive markets and for third parties on a contract basis for sale in other non-U.S. markets. SCP may also directly access the Chinese domestic market. SCP commenced commercial operations in the third quarter of 2013, and has historically incurred significant operating losses. We expect SCP to continue to incur significant operating losses for the foreseeable future as it continues to ramp up its operations, and have committed to investing in an additional manufacturing line to expand the ability of SCP to manufacture products for the North American market.

We may never realize the expected benefits of our SCP manufacturing facility due to, among other things:

•	the facility may never become commercially viable for a variety of reasons in and/or beyond our control;

•	the facility may never receive appropriate FDA or other regulatory approvals to manufacture additional products or such approvals may be delayed;

•	the new manufacturing line may never receive appropriate FDA or other regulatory approvals to manufacture products or such approvals may be delayed;

•	we may be required to incur substantial expenses and make further substantial capital investments to enable the facility to operate efficiently and to contribute positively to our revenue or earnings;

•	general political and economic uncertainty could impact operations at the facility, including multiple regulatory requirements that are subject to change, any future implementation of trade protection measures and import or export licensing requirements between the U.S. and China, labor regulations or work stoppages at the facility, fluctuations in the foreign currency exchange rates and complying with U.S. regulations that apply to international operations, including trade laws and the U.S. Foreign Corrupt Practices Act; and

•	operations at the facility may be disrupted for any reason, including natural disaster, related events or other environmental factors.

Any of these or any other action that results in the manufacturing facility being unable to operate as anticipated could materially adversely affect our business, financial position and results of operations.

We may never realize the expected benefits from our acquisition of Omega and it may require substantial additional capital resources.

Omega is a specialty pharmaceutical company based in Montreal, Canada, which we acquired on October 1, 2014. Omega has served the Canadian and select international markets for over 60 years, with a historic focus on niche generic injectable pharmaceutical products. Prior to our acquisition, Omega had initiated a capacity expansion program, including installing an additional manufacturing line in a recently acquired building adjacent to its existing facility.

If we are unable to integrate Omega successfully or achieve the efficiencies and synergies we projected, or if the new manufacturing line does not receive appropriate regulatory approvals to manufacture products, our business could be harmed and our financial position and results of operations could be materially adversely affected.

We may never, realize the expected benefits of our Omega acquisition due to, among other things:

•	our personnel, systems, procedures or controls may not be adequate to support both our ongoing business and the integration of Omega;

•	the Omega facility may cease to be commercially viable for a variety of reasons in and/or beyond our control;

•	the additional manufacturing capacity may never receive appropriate Health Canada, FDA or other regulatory approvals to manufacture products or such approvals may be delayed;

•	we may be required to incur substantial expenses and make further substantial capital investments to enable the Omega facility to operate efficiently and to continue to contribute positively to our revenue or earnings;

•	general political and economic uncertainty could impact operations at the Omega facility, including multiple regulatory requirements that are subject to change, any future implementation of trade protection measures and import or export licensing requirements between the U.S., Canada and China, labor regulations or work stoppages at the facility, fluctuations in the foreign currency exchange rates and complying with U.S. regulations that apply to international operations, including trade laws and the U.S. Foreign Corrupt Practices Act; and

•	operations at the facility may be disrupted for any reason, including natural disaster, related events or other environmental factors.

Any of these or any other action that results in Omega being unable to operate as anticipated could materially adversely affect our business, financial position and results of operations.

We rely on a single vendor to manage our order to cash cycle and our distribution activities in the U.S., and the loss or disruption of service from this vendor could adversely affect our operations and financial condition

Our U.S. customer service, order processing, invoicing, cash application, chargeback and rebate processing and distribution and logistics activities are managed by Dohman Life Science Services (“DLSS”). DLSS’s Business Process Outsourcing solution to life science companies connects finance, information systems, commercialization, supply chain, drug safety and sales support processes. If we were to lose the availability of DLSS’s services due to fire, natural disaster or other disruption, such loss could have a material adverse effect on our operations. Although multiple providers of such services exist, there can be no assurance that we could secure another source to handle these transactions on acceptable terms or otherwise to our specifications in the event of a disruption of services at either their Memphis, Tennessee logistics center or Milwaukee, Wisconsin order to cash cycle processing center.

Our revenue growth may not continue at historical rates, we may never achieve our business strategy of optimizing our gross and operating margins, and our business may suffer as a result of our limited operating history or lack of public company operating experience.

Since our inception in 2006, we have experienced rapid growth in our net revenue. Although we expect our revenue to continue to grow over the long term due to both continued commercial success with our existing products and the launch of new products, we cannot provide any assurances that our revenue growth will continue at historical rates, if at all. In addition, as part of our business strategy we intend to seek to optimize our gross and operating margins by improving the commercial terms of our supply arrangements and to gain access to additional, more favorable API, product development and manufacturing capabilities, including launching products from our wholly-owned manufacturing facilities. We may, however, encounter unforeseen difficulties in improving the commercial terms of our current supply arrangements, in gaining access to additional arrangements, or in successfully manufacturing products from our wholly-owned facilities, and, as a result, cannot provide any assurances that we will be successful in optimizing our margins. Finally, we have a limited operating history at our current scale of operations, and as a public company. Our limited operating history and public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy and grow our business, either as a result of our inability to manage our current size, effectively manage the business in a public company environment, manage our future growth or for any other reason, our business, prospects, financial condition and results of operations may be harmed.

Currency exchange rate fluctuations may have an adverse effect on our business.

We generally record sales and pay our expenses in the local currency of the applicable Sagent entity. Substantially all of our business partners that supply us with API, product development services and finished product manufacturing are located in foreign jurisdictions, such as India, China, Romania and Brazil, and we believe they generally incur their respective operating expenses in local currencies, and we generally pay for such API, services and products in U.S. dollars. As a result, both we and our business partners may be exposed to currency rate fluctuations and experience an effective increase in operating expenses in the event local currencies appreciate against the U.S. dollar. In this event, the cost of manufacturing product from our SCP or Omega facilities may increase or our business partners may elect to stop providing us with these services or attempt to pass these increased costs back to us through increased prices for product development services, API sourcing or finished products that they supply to us, any of which could have an adverse effect on our business.

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

As a specialty and generic pharmaceutical company, we have limited intellectual property surrounding our generic injectable products. However, we are developing specialized devices, systems and branding strategies that we will seek to protect through trade secrets, unpatented proprietary know-how, continuing technological innovation, and traditional intellectual property protection through trademarks, copyrights and patents to preserve our competitive position. In addition, we seek copyright protection of our packaging and labels. Despite these measures, we may not be able to prevent third parties from using our intellectual property, copying aspects of our products and packaging, or obtaining and using information that we regard as proprietary, which could materially adversely affect our business.

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

As part of our initiative to update our business processes and information technology systems, we are in the process of implementing new enterprise resource planning software and other related applications. We will incur substantial costs associated with both implementation and maintenance of these new applications, and unforeseen problems could arise. We have engaged third-party consultants and service providers for the development and implementation of the new systems, and if these parties fail to perform their obligations, development and implementation of the project could be delayed. If the new systems do not perform as originally planned, our business, financial position and results of operations could be adversely affected.

Investment funds managed by Vivo Ventures, LLC own a substantial percentage of our common stock, which may prevent other investors from influencing significant corporate decisions.

Investment funds managed by Vivo Ventures, LLC (“Vivo Ventures”) beneficially own approximately 7,799,737 shares, or 24.4% of our outstanding Common Stock as of September 30, 2014. As a result, Vivo Ventures will, for the foreseeable future, have significant influence over all matters requiring stockholder approval, including election of directors, adoption or amendments to equity-based incentive plans, amendments to our certificate of incorporation and certain mergers, acquisitions and other change-of-control transactions. In addition, one investment professional of Vivo Ventures currently serves on our board of directors. Vivo Ventures’ ownership of a large amount of our voting power may have an adverse effect on the price of our Common Stock. The interests of Vivo Ventures may not be consistent with your interests as a stockholder.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities during the Quarter ended September 30, 2014

There are currently no share repurchase programs authorized by our Board of Directors. We did not repurchase any shares of our common stock during the quarter ended September 30, 2014.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 31, 2014, we entered into a credit agreement with JPMorgan Chase Bank, N.A., (the “Chase Agreement”). The Chase Agreement provides for an $80.0 million asset based revolving credit loan facility, with availability subject to a borrowing base consisting of eligible cash, short-term investments, accounts receivable and inventory and the satisfaction of conditions precedent specified in the Chase Agreement. The Chase Agreement provides for an accordion feature, whereby we may increase the revolving commitment up to an additional $25.0 million subject to certain customary terms and conditions including pro forma compliance with a fixed charge coverage ratio (as defined in the Chase Agreement) of 1.00 to 1.00. The Chase Agreement matures on October 31, 2019, at which time all amounts outstanding will be due and payable. Borrowings under the Chase Agreement may be used for general corporate purposes, including funding working capital. Amounts drawn bear an interest rate equal to, at our option, either a Eurodollar rate plus 2.00% per annum or an alternative base rate plus 1.00% per annum. We also incur a commitment fee on undrawn amounts equal to 0.25% per annum.

The Chase Agreement is guaranteed by us at the time of closing and is secured by a lien on substantially all of our and our principal domestic subsidiary’s assets and any future domestic subsidiary guarantors’ assets. The same assets may also be used to secure, and we may guaranty, a loan by an affiliate of JPMorgan Chase Bank, N.A. to our Chinese subsidiary for the construction of a new manufacturing line. The Chase Agreement includes customary covenants and also imposes a financial covenant requiring compliance with a minimum fixed charge coverage ratio of 1.00 to 1.00 during certain covenant testing times triggered if availability under the Chase Agreement is below the greater of 10% of the revolving commitment and $8.0 million.

Concurrent with entering the Chase Agreement, we terminated our existing revolving credit facility through Silicon Valley Bank, and repaid certain associated fees. Included with the fees was $1.1 million of early termination fees that had previously been deferred by Silicon Valley Bank as part of entering their revolving credit facility in February 2012. This amount will be included within interest expense in the condensed consolidated statement of operations in the fourth quarter of 2014. Concurrent with the repayment and termination of the agreement, all liens and security interests against our property that secured the obligations under our existing revolving credit facility were released and discharged. Loans under the Chase Agreement are secured by a lien on substantially all of our and our principal domestic operating subsidiary’s assets.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.3	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014)

10.1	Share Purchase Agreement, dated October 1, 2014, by and between Sagent Pharmaceuticals, Inc., Sagent Acquisition Corp. and the several shareholders of Omega Laboratories Limited and 7685947 Canada Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2014)

10.2*	Credit Agreement dated as of October 31, 2014 among Sagent Pharmaceuticals, the Lenders Party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	The following materials from Sagent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and (vi) document and entity information.

*	Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT PHARMACEUTICALS INC.

/s/ Jonathon M. Singer

Jonathon M. Singer
Executive Vice President and Chief Financial Officer

November 5, 2014