Form 10-K
period 2014-12-31
Sagent Pharmaceuticals, Inc.
filed 2015-03-16
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2014, was $593 million. At February 28, 2015, there were 32,079,805 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of its 2014 fiscal year in connection with its 2015 annual meeting of shareholders are incorporated by reference into Part III hereof.

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

The forward-looking statements contained in this Annual Report on Form 10-K are subject to a number of risks and uncertainties. The cautionary statements set forth below and those contained in Item 1A under the heading “Risk Factors,” in Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K identify important factors that could cause actual results to differ materially from those indicated by our forward-looking statements. Such factors include, but are not limited to:

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

•

if we or any of our business partners are unable to comply with the quality and regulatory standards applicable to pharmaceutical drug manufacturers, or if approvals of pending applications are not granted or are delayed, we may be unable to meet the demand for our products, may lose potential revenues and our business, financial position and results of operations could be materially adversely effected;

•

changes in the regulations, enforcement procedures or regulatory policies established by the FDA and other regulatory agencies could increase the costs or time of development of our products and could delay or prevent sales of our products and our revenues could decline and, as a result, our business, financial condition and results of operations could be materially adversely affected;

•

two of our products, heparin and levofloxacin in premix bags, represent a significant portion of our net revenues. Each of these products is manufactured by and supplied to us by a single vendor, and, if the volume or pricing of either of these products declines, or we are unable to satisfy market demand for either of these products, such event could have a material adverse effect on our business, financial position and results of operations;

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

•	if we are unable to maintain our group purchasing organizations (“GPO”) and distributor relationships, our revenues could decline and our results of operations could be adversely affected;

•	we rely on a limited number of pharmaceutical wholesalers to distribute our products;

•	we may not be able to find adequate replacements for all of the Actavis products under our Manufacturing and Supply Agreement, including docetaxel, which expired in December 2014;

•	we depend to a significant degree upon our key personnel, the loss of whom could adversely affect our operations;

•	if we fail to attract and retain the talent required for our business, our business could be materially harmed;

•	our inability to manage our planned growth or successfully integrate newly acquired businesses could harm our business;

•	we may be exposed to product liability claims that could cause us to incur significant costs or cease selling some of our products;

•

our products may infringe the intellectual property rights of third parties, and in such cases we may incur substantial liabilities and may be unable to commercialize products in a profitable manner or at all;

•	healthcare reform legislation or other policy changes may adversely affect our business;

•	our business could suffer if reimbursement by government-sponsored or private sector insurance programs for our current or future products is reduced or modified;

•

we may need to raise additional capital in the event we change our business plan or encounter unexpected developments, which may cause dilution to our existing stockholders or restrict or limit our operations;

•

we are subject to risks associated with managing our international network of business relationships, which include business partners and other suppliers of components, API and finished products located throughout the world;

•

we may never realize the expected benefits from our manufacturing facility in China and it will require substantial capital resources to reach its manufacturing potential and achieve overall profitability;

•	we may never realize the expected benefits from our acquisition of Omega and it will require substantial capital resources to maintain its manufacturing capabilities and overall profitability;

•

we rely on a single vendor to manage our order to cash cycle and our distribution activities in the U.S. and the loss or disruption of service from this vendor could adversely affect our operations and financial condition;

•

we are likely to incur substantial costs associated with both implementation and maintenance of our new enterprise resource planning software and other related applications, and unforeseen problems may arise with the implementation. If the new systems do not perform as originally planned, our business, financial position and results of operations could be adversely affected;

•	currency fluctuations may have an adverse effect on our business; and

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

General

We are a specialty pharmaceutical company focused on developing, manufacturing, sourcing and marketing injectable pharmaceutical products, which we sell primarily throughout North America. Initially founded in 2006 as Sagent Holding Co., a Cayman Islands company, we reincorporated as Sagent Pharmaceuticals, Inc., a Delaware corporation, in connection with our initial public offering, on April 26, 2011.

With a primary focus on generic injectable pharmaceuticals, which provide customers a lower-cost alternative to branded products when applicable patents have expired or been declared invalid, or when the products are determined not to infringe the patents of others, we offer our customers a broad range of products across anti-infective, oncolytic and critical care indications in a variety of presentations, including single- and multi-dose vials and ready-to-use pre-filled syringes and premix bags. We generally seek to develop injectable products where the form or packaging of the product can be enhanced to improve delivery, product safety or end-user convenience. Our management team includes industry veterans who have served critical functions at other injectable pharmaceutical companies or key customer groups and have long-standing relationships with customers, regulatory agencies, and suppliers. We have rapidly established a growing and diverse product portfolio and product pipeline as a result of our innovative business model. Our model combines an extensive network of international development, sourcing and manufacturing collaborations with our proven and experienced regulatory, quality assurance, business development, project management, and sales and marketing teams.

On June 4, 2013, we acquired the remaining 50% equity interest in Kanghong Sagent (Chengdu) Pharmaceutical Co. Ltd. (“KSCP”) from our former joint venture partner (the “SCP Acquisition”). In August 2013, we formally changed the name of this entity to Sagent (China) Pharmaceuticals Co., Ltd. (“SCP”). The SCP facility, which received its Establishment Inspection Report from the FDA in April 2013, and first product approval in June 2013, provides us with the ability to develop and manufacture a portion of our product portfolio.

On October 1, 2014, we, through our wholly-owned subsidiary, Sagent Acquisition Corp., a Canadian company, acquired all of the issued and outstanding shares of the capital stock of 7685947 Canada Inc., and its subsidiary, Omega Laboratories Limited (collectively, “Omega”), a privately held Canadian pharmaceutical and specialty healthcare products company. Omega represents our first international market expansion, and the facility currently provides us with the ability to manufacture products for the Canadian and other international markets.

Operating Segments

We conduct our operations across North America and have a manufacturing facility in Chengdu, China, that predominantly supports the domestic US market. Following the acquisition of Omega, we are managed in two reportable segments:

Segment	Percentage of 2014 net sales
Sagent US	97%
Omega	3% (acquired October 1, 2014)

For financial information relating to our reportable segments, principal product lines, and other geographic information, see Note 19 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report. Unless the context otherwise requires, the disclosures in “Item 1. Business” and “Item 1A. Risk Factors” relate to both reportable segments.

Products

Since our inception, we have focused on developing a broad product portfolio of injectable pharmaceuticals. As of December 31, 2014, our product portfolio has grown to a total of 54 products in our Sagent U.S. segment and 62 products in our Omega segment, which can be classified into the following three product categories: anti-infective, oncology and critical care. Our anti-infective products assist in the treatment of various infections and related symptoms, our oncology products are used in the treatment of cancer and cancer-related medical problems, and our critical care products are used in a variety of critical care applications and include anesthetics, cardiac medications, steroidal products and sedatives. Critical care products in our Omega segment also include certain allergy and phlebology medications. The table below presents the percentage of our consolidated net revenue attributed to each product category for the years ended December 31, 2014, 2013 and 2012.

	Percentage of Net Revenue
Product category	For the year ended December 31,
	2014	2013	2012
Anti-infective products	35%	37%	45%
Oncology products	35%	36%	16%
Critical care products	30%	27%	39%

Total	100%	100%	100%

Within our anti-infective product category, levofloxacin accounted for approximately 13%, 13% and 14% of our consolidated net revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Within our critical care product category, our heparin products accounted for approximately 15%, 18% and 23% of our consolidated net revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Within our oncology category, our zoledronic acid products accounted for approximately 15% of our consolidated net revenue for the year ended December 31, 2013. No other products accounted for more than 10% of our consolidated net revenue in any of the periods presented in the preceding table. We expect that our heparin and levofloxacin products will continue to represent a significant portion of our consolidated net revenue for the foreseeable future, however, we expect these percentages to decline going forward with the launch of new products.

Anti-Infective Products

Our key anti-infective products include:

Cefepime. Cefepime is a fourth-generation cephalosporin, an antibiotic used to treat a variety of infections, including infections of the urinary tract, skin and skin structure, as well as moderate to severe pneumonia, complicated intra-abdominal infections, and as empiric therapy for febrile neutropenic patients. Cefepime is the generic equivalent of Elan Corporation, plc’s MAXIPIME®. We launched cefepime for injection in April 2008 upon the expiration of the innovator patents. We are currently one of six competitors in the US market.

Levofloxacin. Levofloxacin is a fluoroquinolone antibacterial indicated in adults 18 years of age or older with infections caused by designated, susceptible bacteria including: nosocomial and community acquired pneumonia, sinusitis, chronic bronchitis, skin and skin structure infections, prostatitis, urinary tract infection and pyelonephritis. Levofloxacin is the generic equivalent of Johnson & Johnson’s Levaquin®. In July 2011, we were the first company to launch the generic form of levofloxacin in three ready-to-use premix bag strengths following patent expiry in June 2011, and we launched the generic form of levofloxacin in two vial presentations in March 2012. We are currently one of four generic competitors offering a premix bag in the US market. Our levofloxacin products accounted for approximately 13%, 13% and 14% of our consolidated net revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

Oncology Products

Our key oncology products include:

Leucovorin Calcium. Leucovorin Calcium is a folic acid derivative used to prevent harmful effects of methotrexate when methotrexate is used to treat certain types of cancer. Leucovorin Calcium is also used to treat people who have accidentally received an overdose of methotrexate or similar medications. We launched Leucovorin Calcium in October 2012 and are currently one of four competitors in the US market.

Zoledronic Acid. Zoledronic Acid is a bisphosphonate given intravenously to prevent skeletal fractures in patients with cancers such as multiple myeloma and prostate cancer, as well as for treating osteoporosis. Zoledronic Acid 4mg is the generic equivalent of Novartis’ Zometa®, and Zoledronic Acid 5mg is the generic equivalent of Novartis’ Reclast®. We launched zoledronic acid at market formation in a 4mg vial presentation in March 2013, a 4mg per 100mL premix bag presentation in August 2013, and a 5mg per 100mL premix bag presentation in October 2013. We are currently one of six generic competitors offering a 4mg presentation, and one of four generic competitors offering a 5mg presentation in the US market. Our zoledronic acid products accounted for approximately 15% of our consolidated net revenue for the year ended December 31, 2013.

Critical Care Products

Our key critical care products include:

Heparin. Heparin is an anticoagulant used to prevent and treat blood clotting, especially during and after surgery and dialysis. In July 2010, we launched nine different presentations of heparin sodium injection in latex-free vials, including 1,000 USP units per mL, 10,000 USP units per 10 mL, 30,000 USP units per 30 mL, 10,000 USP units per mL, 40,000 USP units per 4 mL, 5,000 USP units per mL, 50,000 USP units per 10 mL, 2,000 USP units per 2 mL and 20,000 USP units per mL. We are currently one of six suppliers of heparin finished product in the U.S. market. Our heparin products accounted for approximately 15%, 18% and 23% of our consolidated net revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

Propofol. Propofol is a sedative used to induce and maintain general anesthesia during surgical procedures. Propofol is the generic equivalent of Fresenius Kabi’s Diprivan®. We launched Propofol in November 2013 through a supply and distribution agreement with Teva Pharmaceutical Industries Ltd. (“Teva”) and are currently one of three competitors in the US market.

Sales and Marketing

Our sales and marketing team was comprised of 50 members as of December 31, 2014. Collectively our sales force has an average of over 20 years of experience. We believe that our target markets are highly concentrated and can be penetrated effectively by our dedicated and experienced sales team with respect to both our existing and new products.

Our marketing efforts include a focus on enhanced delivery systems. We provide our products in a variety of convenient presentations, including ready-to-use pre-filled syringes and premix bags, eliminating unnecessary steps in the administration of our products to patients. All of our U.S. products are packaged and labeled using PreventIV Measures, our comprehensive, user-driven and patient-centered approach designed to improve patient safety by helping to prevent errors in the administration and delivery of medication to patients through the use of distinctive color coding and easy-to-read labels.

We market our products in both the U.S. and Canada to group purchasing organizations (“GPOs”), specialty distributors and a diverse group of end-user customers. We have extensive experience contracting with, marketing to and servicing members of the major GPOs in the U.S. and Canada. We currently derive, and expect to continue to derive, a large percentage of our revenue from end-user customers that are members of a small number of U.S. GPOs. For example, the five largest U.S. GPOs, AmeriNet, Inc. (“AmeriNet”), HealthTrust Purchasing Group (“HPG”), MedAssets Inc. (“MedAssets”), Novation, LLC (“Novation”), and Premier, Inc. (“Premier”) represented end-user customers that collectively accounted for approximately 44%, 39% and 33% of our Sagent US segment net contract revenue for the years ended December 31, 2014, 2013 and 2012, respectively. We have pricing agreements for specified products with the major GPOs in both the U.S. and Canada. The scope of products included in these agreements varies by GPO and segment. Our strategy is to have substantially all of our products covered under these agreements as we launch new products and these agreements come up for renewal. These agreements are typically multi-year in duration, but most of them may be terminated by either party with 60 or 90 day notice.

Customers

As is typical in the pharmaceutical industry, we distribute our products primarily through pharmaceutical wholesalers and, to a lesser extent, specialty distributors that focus on particular therapeutic product categories, for use by a wide variety of end-users, including hospitals, integrated delivery networks and alternative site facilities. For the year ended December 31, 2014, the products we sold through our three largest wholesalers, AmerisourceBergen Corp. (“Amerisource”), Cardinal Health Inc. (“Cardinal Health”) and McKesson Corp. (“McKesson”), accounted for approximately 35%, 25% and 25%, respectively, of our consolidated net revenue.

As end-users have multiple channels to access our products, we believe that we are not dependent on any single GPO, wholesaler or distributor for the distribution or sale of our products, although sales made to customers that contract through Premier accounted for approximately 21%, 19% and 15% of our consolidated net revenue for the years ended December 31, 2014, 2013, and 2012 respectively, and MedAssets accounted for approximately 11% of our consolidated net revenue for the year ended December 31, 2014. No other single end-user customer or group of affiliated end-user customers accounted for more than 10% of our consolidated net revenue for the year ended December 31, 2014.

Product Distribution

Like many other pharmaceutical companies, we utilize an outside third-party logistics contractor to distribute our U.S. products. Since May 2007, our third-party logistics provider has handled all aspects of our product logistics efforts and related order to cash processes. Our products are distributed through a 450,000 square foot facility located in Memphis, Tennessee. Under our agreement with our third-party logistics provider, we maintain ownership of our finished products until sale to our customers. Our contract with our third-party logistics provider is scheduled to expire in December 2015, subject to automatic annual extensions unless either party elects not to extend the agreement by notifying the other party at least 90 days prior to expiration of the initial term or the applicable renewal term. Our Canadian products are distributed through three owned and two leased facilities in Montreal, Quebec, where it performs the manufacturing and distribution of products for our Omega segment. The three owned facilities occupy approximately 49,000 square feet, and the leased facilities occupy approximately 39,000 square feet.

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

Intellectual Property

As a specialty and generic pharmaceutical company, we have limited intellectual property surrounding our generic injectable products. However, in the normal course of business, we develop specialized devices, systems and branding strategies that we aggressively seek to protect through trade secrets, unpatented proprietary know-how, continuing technological innovation and traditional intellectual property protection through trademarks, copyrights and patents to preserve our competitive position. In addition, we seek copyright protection of our packaging and labels. Our current trademarks include “Sagent Pharmaceuticals,” “Sagent,” “Injectables Excellence,” “Discover Injectables Excellence,” “Omega” and “PreventIV Measures.”

Product Development

We maintain an active product development program. Our Sagent U.S. segment new product pipeline can generally be classified into two categories: (i) new products for which we have submitted or acquired Abbreviated New Drug Applications (“ANDAs”) that are filed and under review by the FDA; and (ii) new products for which we have begun initial development activities such as sourcing of API and finished products and preparing the necessary ANDAs. As of December 31, 2014, our U.S. new product pipeline included: (i) 42 products represented by 64 ANDAs that we had filed, or licensed rights to, and were under review by the FDA, and four products represented by 15 ANDAs that the FDA recently approved and are pending commercial launch; and (ii) approximately 23 additional products under initial development.

Our 64 ANDAs under review by the FDA as of December 31, 2014 have been on file for an average of approximately 33 months, with 16 of them being on file for less than 12 months, 11 of them being on file for between 12 and 24 months and 37 of them being on file for longer than 24 months.

As of December 31, 2014, we had an additional 26 products either under review by the relevant regulatory authority or under development in our Omega segment.

Our product development activities also include expanding our product portfolio by adding new products through in-licensing and similar arrangements with manufacturers, virtual pharmaceutical development companies, and others that seek to utilize our sales and marketing expertise. We believe we provide our business partners with significant value under these arrangements by eliminating their need to develop and maintain a separate sales and marketing organization. As of December 31, 2014, we marketed 30 of our 54 products in our Sagent US segment under these types of in-licensing arrangements, and we intend to continue to expand our global product portfolio across both of our segments in a cost-effective manner through these types of arrangements.

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

The goal of our product development activities is to select opportunities, develop finished products, complete and submit regulatory submissions and obtain regulatory approvals allowing product commercialization. Our product development efforts are customer focused and use our strong understanding of market needs from our long-term customer relationships to drive product selection. In addition, we have the capability to develop and manufacture products for sale in the U.S. market through our SCP subsidiary, and have the capability to develop and manufacture products for sale in Canada and the European Union through our Omega segment. Once we identify a new product for development, we determine whether to perform the development and manufacturing internally or through one of our existing or new business relationships and secure API sourcing. We also select new products for development based on our ability to expand our existing collaborations to cover additional products that are currently manufactured or being developed by our business partners. We have made, and will continue to make, substantial investment in product development. Product development costs for the year ended December 31, 2014 totaled $26.8 million, including $0.9 million incurred by our Omega segment following its acquisition on October 1, 2014.

We utilize an in-house project management team of 35 employees, including 14 in our Omega segment, to manage and execute our internal product development activities and coordinate our product development activities with our business partners. Our experienced project management team has expertise in areas such as pharmaceutical formulation, analytical chemistry and drug delivery and experience working with our business partners. Actual development activities occur in the laboratories and other facilities of our business partners, at our manufacturing facilities in China and Canada, and at our China National Research Center, which opened during 2014.

Our U.S. Business Partner Network

Overview

We have developed an international network of arrangements that provides us with extensive and diverse capabilities in the areas of new product development, API sourcing, finished product manufacturing and other business development opportunities. As of December 31, 2014, we had 44 business partners worldwide, including 13 in the Americas, 12 in China and Taiwan, 11 in Europe, seven in India and one in the Middle East.

In general, our business partners provide us with product development services, API or finished product manufacturing or a combination of the three with respect to one or more of our products. We typically enter into long-term agreements with our business partners. The specific terms of these agreements vary in a number of respects, including the scope of services being provided to us by the partner and the nature of the pricing structure. In general, we believe our agreements contain a degree of flexibility to ensure that both we and our partners can achieve attractive financial returns depending on changes in market conditions and the competitive landscape for specific products. Our most common types of agreements are manufacture and supply, development, licensing or marketing agreements. The general terms of these types of agreements are summarized below.

Manufacture and Supply Agreements. Our manufacture and supply agreements typically consist of the following elements:

•

the supplier agrees to manufacture and supply us with our finished product requirements, typically under its ANDA, except that these types of agreements may also be used when we are seeking an alternate manufacturing site under one of our own ANDAs;

•

we generally obtain the exclusive right to sell, market and distribute these products in the U.S., with, in some cases, such exclusivity subject to our obtaining and maintaining a specified market share;

•	in the case of an exclusive agreement, we are required to obtain all of our requirements from the supplier;

•

the term of the agreement is typically seven years, varying from three to ten years from the date of product launch, and thereafter automatically renews for periods of one or two years unless either party provides prior notice of termination;

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

•

we pay the supplier specified portions of agreed development fees upon successful completion of certain development activities, typically including: (i) execution of the definitive development agreement; (ii) completion of stability batches; (iii) submission of the ANDA to the FDA; and (iv) approval of the ANDA by the FDA; and

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

Sagent Agila LLC

In January 2007, we and Strides Arcolab International Limited, a company based in the United Kingdom and a wholly-owned subsidiary of Strides Arcolab Limited (“Strides”), entered into a joint venture agreement pursuant to which the parties formed Sagent Agila LLC (formerly known as Sagent Strides LLC) (“Sagent Agila”). The joint venture was formed for the purpose of selling into the U.S. market a wide variety of generic injectable products manufactured by Strides in their Indian facilities. Thereafter, we and Sagent Agila entered into a number of agreements relating to distribution, manufacture, supply and quality, and, as of December 31, 2014, these agreements covered a total of 16 different products represented by 23 ANDA filings. As of December 31, 2014, one product was in initial development, four products were subject to ANDAs under review by the FDA, two products has been approved by the FDA and nine products have been launched by us. Products from the Sagent Agila joint venture accounted for 15% of our consolidated net revenue in the year ended December 31, 2012, and less than 10% of our consolidated net revenue in the years ended December 31, 2014 and 2013. In December 2013, Mylan Inc. acquired Agila Specialties Private Limited (“Agila”), the manufacturer of products for Sagent Agila, and Strides Inc., our joint venture partner, in Sagent Agila, from Strides. This transaction did not have a material impact on our operations or financial position.

In September 2013, a facility owned by Agila, the manufacturer of products for Sagent Agila, received a warning letter from the FDA related to the FDA inspection of Agila’s Specialty Formulation Facility (“SFF”) in Bangalore, India. The warning letter identified violations of current good manufacturing practice (“cGMP”) related to the prevention of microbiological contamination of sterile drug products and systems to monitor environmental conditions in aseptic processing. The warning letter also described other deficiencies in the quality management function of SFF. The warning letter stated that new drug applications may not be approved until the facility has completed and the FDA has confirmed the remediation efforts and compliance with cGMP. As of December 31, 2014, the SFF facility remains subject to the warning letter. Delays in the approval of the six Sagent Agila ANDAs currently being reviewed by the FDA for new products to be manufactured by SFF, or limitations on the importation of products from the SFF facility, did not have a material effect on the results of our operations for the year ended December 31, 2014. However, if the SFF facility does not timely or adequately complete its remediation efforts, or otherwise fails to comply with our quality standards or cGMP requirements in the future, our business, financial position or results of operations could be materially adversely affected.

Key Suppliers and Marketing Partners

Two of our business partners, A.C.S. Dobfar S.p.a. (“Dobfar”) and Gland Pharma Limited (“Gland”), provided us with products that collectively accounted for approximately 34% and 17%, respectively, of our consolidated net revenue for the year ended December 31, 2014, approximately 30% and 20%, respectively, of our consolidated net revenue for the year ended December 31, 2013, and approximately 35% and 26%, respectively, of our consolidated net revenue for the year ended December 31, 2012. Set forth below is a brief discussion of the terms of our arrangements with these two partners along with our agreement with Actavis, which terminated on December 31, 2014.

Dobfar

In 2007, we entered into manufacture and supply agreements with ACS Dobfar SpA-Italy (“Dobfar”) and its distributor, WorldGen LLC (“WorldGen”), and with ACS Dobfar SA-Switzerland (“Info”). Pursuant to the agreements, Info develops, manufactures and supplies us with presentations of levofloxacin in premix bags. In addition, we also have supply agreements or other purchase commitments with Dobfar and/or WorldGen covering seven currently marketed products – ampicillin, ampicillin sulbactam, cefazolin, cefepime, cefoxitin, ceftazadime and ceftriaxone, and, with Info, covering three currently marketed products – ciprofloxacin, fluconazole, and zoledronic acid bags, in both 4mg and 5mg presentations. We have additional products currently under review by the US FDA or in initial development with both Dobfar and Info.

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

For the year ended December 31, 2014, net gross profit from products marketed under our agreements with Dobfar and its affiliates ranged from -7% to 74%. Net gross profit represents: (i) net sales less the cost of finished goods and inbound freight, which ranges from -7% to 88% of net sales, and (ii) applicable profit sharing due to Dobfar which ranges from 0% to 49% of net sales.

Gland

In June 2008, we entered into a development and supply agreement with Gland. Pursuant to the agreement, we and Gland jointly developed our heparin products, and Gland agreed to supply us heparin for sale in the U.S. market. In addition, we have agreed to use Gland as our exclusive supplier for heparin and Gland has agreed not to, directly or indirectly, sell heparin to any other person or entity that markets or makes use of or sells heparin in the U.S., subject to certain exceptions. In addition, we also have other supply agreements with Gland covering four currently marketed products, adenosine, amiodarone, ondansetron and vancomycin, and additional products currently under review by the US FDA or in initial development.

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

For the year ended December 31, 2014, net gross profit from products marketed under our agreements with Gland ranged from 3% to 66%. Net gross profit represents: (i) net sales less the cost of finished goods and inbound freight, which ranges from -9% to 81% of net sales, and (ii) applicable profit sharing due to Gland which ranges from -5% to 32% of net sales.

Actavis

In April 2009, we entered into a development, manufacturing and supply agreement with Actavis, an international pharmaceutical company. Under the terms of this agreement, we became the exclusive U.S. marketing partner under certain conditions for a portfolio of six specialty injectable products developed and manufactured by Actavis under its ANDAs. In February 2010, this agreement was amended to include two additional products. Pursuant to this agreement, Actavis supplied these products to us at a specified transfer price and we received a specified percentage of the net profit from sales of such products. Prior to termination on December 31, 2014, this agreement with Actavis covered ten products, including zoledronic acid 4mg vials and docetaxel.

In March 2013, we agreed with Actavis to terminate the development, manufacturing and supply agreement effective December 31, 2014. As consideration for the termination of the agreement, we received a one-time payment of $5.0 million in March 2013 and a greater percentage of the net profit from sales of products during the remaining term of the agreement.

For the year ended December 31, 2014, net gross profit from products marketed under our agreements with Actavis ranged from -8% to 73%. Net gross profit represents: (i) net sales less the cost of finished goods and inbound freight, which ranges from -8% to 89% of net sales, and (ii) applicable profit sharing due to Actavis which ranges from 0% to 21% of net sales.

Quality Assurance and Facility Compliance

An important component of our strategy is to actively partner with our international network of collaborators to focus on quality assurance (“QA”), U.S. cGMP compliance, regulatory affairs and product development. We have developed and implemented quality management systems, including our in-house QA and facility compliance teams, to audit, assess, train and qualify our vendors’ facilities, work to ensure that the facilities and the products manufactured in those facilities for us are cGMP compliant, and provide support for product launches and regulatory agency facility inspections. Our QA team provides product shipment authorization for finished products before they are shipped under our name, releases product for distribution upon receipt at our Memphis distribution center and monitors on-going product quality throughout the product lifecycle. Our in-house facility compliance team qualifies new vendors through an extensive audit process, implements our quality control systems and monitors on-going vendor compliance with cGMPs through on-going surveillance and periodic performance evaluations. We work with our business partners to evaluate facility design, systems and capabilities to ensure that their manufacturing facilities meet or exceed industry standards and are capable of maintaining on-going FDA compliance. As of December 31, 2014, our in-house facility compliance team had qualified over 135 suppliers. We are committed to upholding and enforcing our quality standards and only establish collaboration with those business partners who we believe share our commitment to quality and regulatory compliance. In addition, we have robust on-going qualification and compliance procedures in place, which include routine audits, performance evaluations and for-cause audits. We have undergone three FDA inspections at our corporate headquarters, in 2007, 2010 and 2012, and one FDA inspection, in 2012, at our Chinese manufacturing facility. We have no open items from FDA Form 483s, which identify compliance concerns or objectionable conditions arising out of such inspections. Our Omega facilities were most recently inspected by Health Canada in 2014. As a result of the inspection, the establishments were assigned a compliant (c) rating (in compliance with the Canadian Food and Drug Act).

Financial Information on Geographic Areas

During 2014, 3% of our sales were made outside the United States of America and its territories, predominately in Canada through our Omega segment. In 2013, 0.2% of our sales were made outside the United States of America and its territories, predominately in China. All of our sales were made in the United States of America and its territories in 2012.

For further financial information relating to our reportable segments, principal product lines, and other geographic information, see Note 19 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report.

Employees

As of December 31, 2014, we had a total of 466 full-time employees, of which 309 were employed in Sagent US, including 190 by our Chengdu, China manufacturing facility and 157 employed at Omega. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

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

We rely upon our third-party business partners, principally located outside of the U.S., for the supply of all API and a significant portion of our finished products in our Sagent US segment. In most cases, we rely upon a limited number of business partners to supply us with the API or finished products for each of our products. If our business partners do not continue to provide these services or products to us we might not be able to obtain these services or products from others in a timely manner or on commercially acceptable terms. Likewise, if our business partners encounter delays or difficulties in producing API or our finished products, the distribution, marketing and subsequent sales of these products could be adversely affected. If, for any reason, our business partners are unable to obtain or deliver sufficient quantities of API or finished products on a timely basis or we develop any significant disagreements with our business partners, the manufacture or supply of our products could be disrupted, which may decrease our sales revenue, increase our operating expenses or otherwise negatively impact our operations. In addition, if we are unable to engage and retain business partners for the supply of API or finished product manufacturing on commercially acceptable terms, we may not be able to sell our products as planned.

Substantially all of our products are sterile injectable pharmaceuticals. The manufacture of our products is highly exacting and complex and we or our business partners may experience problems during the manufacture of API or finished products for a variety of reasons, including, but not limited to equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, problems with raw materials, natural disaster related events or other environmental factors. In addition, the manufacture of certain API that we require for our products or the finished products require dedicated facilities and we may rely on a limited number or, in most cases, single vendors for these products and services. If problems arise during the production, storage or distribution of a batch of product, that batch of product may have to be discarded. If we are unable to find alternative qualified sources of API or finished products, this could, among other things, lead to increased costs, lost sales, damage to customer relations, time and expense spent investigating the cause and, depending upon the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to market, voluntary recalls, corrective actions or product liability related costs may also be incurred. For example, in February 2015, we initiated a voluntary recall of certain lots of a critical care product manufactured since February 2014 due to FDA observations regarding aseptic and GMP practices at our partner’s manufacturing site, and in March 2014 we initiated a voluntary recall of all lots of an oncology product that we sold from October 2013 through the date of recall due to the discovery of four leaking premix bags detected during an investigation conducted in response to a product complaint. Problems with respect to the manufacture, storage or distribution of our products could have a material adverse effect on our business, financial condition and results of operations.

While large finished product manufacturers have historically purchased API from foreign manufacturers and then manufactured and packaged the finished product in their own facility, recent growth in the number of foreign manufacturers capable of producing high-quality finished products at low cost have provided these finished product manufacturers opportunities to outsource the manufacturing of their products at lower costs than manufacturing such products in their own facilities. If the large finished product manufacturers continue to shift production from their own facilities to companies that we contract with to provide product development services, API or finished product manufacturing, we may experience added competition in obtaining these services which we rely upon to meet our customers’ demands.

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

In September 2013, a facility owned by Agila received a warning letter from the FDA related to the FDA inspection of Agila’s Specialty Formulation Facility (“SFF”) in Bangalore, India. The warning letter identified violations of cGMP related to the prevention of microbiological contamination of sterile drug products and systems to monitor environmental conditions in aseptic processing. The warning letter also described other deficiencies in the quality management function of SFF. The warning letter stated that new drug applications may not be approved until the facility has completed and the FDA has confirmed the remediation efforts and compliance with cGMP. Delays in the approval of the six Sagent Agila ANDAs currently being reviewed by the FDA, or limitations on the importation of products from the SFF facility, could have a material adverse effect on our business, financial position and results of operations.

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

Our products generally must receive appropriate regulatory clearance from the FDA or relevant regulatory agencies before they can be sold. Any change in the regulations, enforcement procedures or regulatory policies set by the FDA and other regulatory agencies could increase the costs or time of development of our products and delay or prevent sales of our products. For instance, beginning in June 2014, the FDA required new ANDA submissions to include enhanced documentation. We cannot determine what effect further changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted, may have on our business in the future. Such changes could, among other things, require:

•	changes to manufacturing methods;

•	expanded or different labeling;

•	recall, replacement or discontinuance of certain products;

•	additional record keeping; and

•	changes in methods to determine bio-equivalents

Such changes, or new legislation, could increase the costs of, delay or prevent sales of our products and, as a result, our business, financial position and results of operations may be materially adversely affected. In addition, increases in the time that is required for us to obtain approval of regulatory submissions could delay our commercialization of new products. Approval times in the U.S. could continue to increase as a result of the upcoming expiration of the U.S. patents covering a number of key injectable pharmaceutical products. No assurance can be given that our regulatory submissions will receive approval on a timely basis, if at all, nor can we estimate the timing of approvals with any reasonable degree of certainty.

A relatively small group of products supplied by a limited number of our vendors represents a significant portion of our net revenue. If the volume or pricing of any of these products declines, or we are unable to satisfy market demand for these products, it could have a material adverse effect on our business, financial position and results of operations.

Sales of a limited number of our products collectively represent a significant portion of our consolidated net revenue. If the volume or pricing of our largest selling products declines in the future or we are unable to satisfy market demand for these products, our business, financial position and results of operations could be materially adversely affected. Should market prices of any of our products decline more rapidly than anticipated, our financial position and results of operations could be materially adversely affected.

Two of our products, heparin and levofloxacin in premix bags, collectively accounted for approximately 28% and 37% of our consolidated net revenue for the years ended December 31, 2014 and 2012, respectively, while three of our products, heparin, levofloxacin in premix bags and zoledronic acid vials accounted for approximately 46% of our consolidated net revenue for the year ended December 31, 2013. Our ten largest products accounted for approximately 69%, 70% and 70% of our consolidated net revenue for the years ended December 31, 2014, 2013 and 2012, respectively. We expect that our heparin and levofloxacin in premix bag products will continue to represent a significant portion of our net revenues for the foreseeable future.

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

In March 2013, we entered an agreement with Actavis to terminate our Manufacturing and Supply Agreement, effective December 31, 2014. In the aggregate, products sourced from Actavis accounted for approximately 19%, 18% and 11% of our consolidated net revenue for the years ended December 31, 2014, 2013 and 2012, respectively. We have been unable to successfully replace the supply of certain products supplied by Actavis, including docetaxel, on commercially reasonable terms prior to the expiration of our agreement. The products which have not been replaced represented approximately 8% of our consolidated net revenue for the year ended December 31, 2014.

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

The generic segment of the injectable pharmaceutical market is characterized by a high level of price competition, as well as other competitive factors including reliability of supply, quality and enhanced product features. To the extent that any of our competitors are more successful with respect to any key competitive factor, our business, results of operations and financial position could be adversely affected. Pricing pressure could arise from, among other things, limited demand growth or a significant number of additional competitive products being introduced into a particular product market, price reductions by competitors, the ability of competitors to capitalize on their economies of scale and create excess product supply, the ability of competitors to produce or otherwise secure API and/or finished products at lower costs than what we are required to pay to our business partners under our manufacturing agreements and the access of competitors to new technology that we do not possess.

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

Branded pharmaceutical companies often take aggressive steps to thwart competition from generic companies. The launch of our generic products could be delayed because branded drug manufacturers may, among other things:

•	make last minute modifications to existing product claims and labels, thereby requiring generic products to reflect this change prior to the drug being approved and introduced in the market;

•	file new patents for existing products prior to the expiration of a previously issued patent, which could extend patent protection for additional years;

•	file patent infringement suits that automatically delay for a specific period the approval of generic versions by the FDA or other regulatory bodies;

•	develop and market their own generic versions of their products, either directly or through other generic pharmaceutical companies; and

•	file citizens’ petitions with the FDA contesting generic approvals on alleged health and safety grounds.

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

Our future success will depend to a significant degree on our ability to continue to develop and commercialize new products in a timely and cost-effective manner. The development and commercialization of new products is complex, time-consuming and costly and involves a high degree of business risk. As of December 31, 2014, we actively marketed 54 products in our Sagent US segment and 62 products in our Omega segment. Our US segment new product pipeline included 42 products represented by 64 ANDAs that we had filed, or licensed rights to, and were under review by the FDA, and four products represented by 15 ANDAs that have been recently approved by the FDA and are pending commercial launch. We had an additional 26 filings under review by regulatory agencies in our Omega segment, primarily in Canada, or under initial development. We may, however, encounter unexpected delays in the launch of these products, or these products, if and when fully commercialized by us, may not perform as we expect. For example, our pending regulatory filings may not receive approval on a timely basis, if at all.

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

Most of the end-users of injectable pharmaceutical products have relationships with GPOs whereby such GPOs provide such end-users access to a broad range of pharmaceutical products from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the drug purchasing decisions of such end-users. Hospitals and other end-users contract with the GPO of their choice for their purchasing needs. We currently derive, and expect to continue to derive, a large percentage of our revenue from end-user customers that are members of a small number of GPOs. For example, the five largest U.S. GPOs represented end-user customers that collectively accounted for approximately 44%, 39% and 33% of our Sagent US segment net contract revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Maintaining our strong relationships with these GPOs will require us to continue to be a reliable supplier, offer a broad product line, remain price competitive, comply with FDA regulations and provide high-quality products. Although our GPO pricing agreements in both our Sagent US and Omega segments typically are multi-year in duration, most of them may be terminated by either party with 60 or 90 days notice. The GPOs with whom we have relationships may have relationships with manufacturers that sell competing products, and such GPOs may earn higher margins from these products or combinations of competing products or may prefer products other than ours for other reasons. If we are unable to maintain our GPO relationships, sales of our products and revenue could decline and our results of operations could be materially adversely affected.

We rely on a limited number of pharmaceutical wholesalers to distribute our products.

As is typical in the pharmaceutical industry, we rely upon pharmaceutical wholesalers in connection with the distribution of our products. A significant amount of our products are sold to end-users under GPO pricing arrangements through a limited number of pharmaceutical wholesalers. We currently derive, and expect to continue to derive, a large percentage of our sales through the three largest wholesalers in the U.S. market, Amerisource Bergen, Cardinal Health and McKesson. For the year ended December 31, 2014, the products we sold through these wholesalers accounted for approximately 35%, 25% and 25%, respectively, of our consolidated net revenue. Collectively, our sales to these three wholesalers represented approximately 85%, 84% and 82% of our net revenue for the years ended December 31, 2014, 2013 and 2012, respectively. If we are unable to maintain our business relationships with these major pharmaceutical wholesalers on commercially acceptable terms, it could have a material adverse effect on our sales and results of operations.

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

As we expand our business we expect that our operating expenses and capital requirements will increase. As our product portfolio and product pipeline grow, we may require additional personnel on our project management, in-house quality assurance and facility compliance teams to work with our partners on quality assurance, cGMP compliance, regulatory affairs and product development. As a result, our operating expenses and capital requirements may increase significantly. In addition, we may encounter unexpected difficulties managing our worldwide network of relationships with API suppliers and finished product developers and manufacturers as we seek to expand such network in order to expand our product portfolio. Our ability to manage our growth effectively requires us to forecast accurately our sales growth and global manufacturing capacity and to expend funds to improve our operational, manufacturing financial and management controls, reporting systems and procedures.

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

We may need to raise additional capital in the event we change our business plan or encounter unexpected developments, which may cause dilution to our existing stockholders or restrict or limit our operations.

We may require significant additional funds earlier than we currently expect in the event we change our business plan, execute further strategic acquisitions, or encounter unexpected developments, including unforeseen competitive conditions within our markets, changes in the general economic climate, changes in the regulatory environment, the loss of key relationships with suppliers, GPOs or end-user customers or other unexpected developments that may have a material effect on the cash flows or results of operations of our business. If required, additional funding may not be available to us on acceptable terms or at all. Our ability to raise additional funding, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future results of operations, our relative levels of debt and equity, the volatility and overall condition of the capital markets and the market prices of our securities. We may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration arrangements. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. In addition, additional debt financing may only be available to us on less favorable terms than our revolving loan credit facility with JPMorgan Chase Bank, N.A., (“Chase”), including higher interest rates or greater exposure to interest rate risk. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.

We are subject to a number of risks associated with managing our international network of business relationships.

We have an international network of business relationships that includes 44 partners worldwide as of December 31, 2014, including 13 in the Americas, 12 in China and Taiwan, 11 in Europe, seven in India and one in the Middle East. As part of our business strategy, we intend to continue to identify further business relationships involving API sourcing, product development, finished product manufacturing and product licensing. We expect that a significant percentage of these new relationships will be with business partners located outside the U.S. Managing our existing and future international network of business relationships could impose substantial burdens on our resources, divert management’s attention from other areas of our business and otherwise harm our business. In addition, our international network of relationships subjects us to certain risks, including:

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

Any of these or other factors could adversely affect our ability to effectively manage our international network of business relationships and our operating results.

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

•	operations at the facility may be disrupted for any reason, including natural disaster, local or international political disputes, or other similar factors.

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

•	operations at the facility may be disrupted for any reason, including natural disaster, local or international political disputes, or other similar factors.

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

The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal control policies mandate compliance with these laws. Many of our business partners who supply us with product development services, API sourcing and finished product manufacturing are located in parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our compliance policies, we cannot assure you that our internal control policies and procedures always will protect us from reckless or negligent acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation.

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

As a specialty and generic pharmaceutical company, we have limited intellectual property surrounding our generic injectable products. However, in the normal course of our business, we develop specialized devices, systems and branding strategies that we will seek to protect through trade secrets, unpatented proprietary know-how, continuing technological innovation, and traditional intellectual property protection through trademarks, copyrights and patents to preserve our competitive position. In addition, we seek copyright protection of our packaging and labels. Despite these measures, we may not be able to prevent third parties from using our intellectual property, copying aspects of our products and packaging, or obtaining and using information that we regard as proprietary, which could materially adversely affect our business.

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

Investment funds managed by Vivo Ventures, LLC (“Vivo Ventures”) beneficially own approximately 7,799,737 shares, or approximately 24.4% of our outstanding Common Stock as of December 31, 2014. As a result, Vivo Ventures will, for the foreseeable future, have significant influence over all matters requiring stockholder approval, including election of directors, adoption or amendments to equity-based incentive plans, amendments to our certificate of incorporation and certain mergers, acquisitions and other change-of-control transactions. In addition, one investment professional of Vivo Ventures currently serves on our board of directors. Vivo Ventures’ ownership of a large amount of our voting power may have an adverse effect on the price of our Common Stock. The interests of Vivo Ventures may not be consistent with your interests as a stockholder.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2014, we conducted substantially all of our corporate operations through an aggregate of approximately 23,500 square feet of office space in our headquarters in Schaumburg, Illinois under a lease that expires on December 31, 2016. We believe that our current facility is adequate for our corporate needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

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

Our Omega subsidiary occupies three owned and two leased facilities in Montreal, Quebec, where it performs the manufacturing and distribution of products for our Omega segment. The three owned facilities occupy approximately 49,000 square feet, and the leased facilities occupy approximately 39,000 square feet.

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

Our Common Stock is listed on the NASDAQ Global Market and trades under the symbol “SGNT”. At February 28, 2015, there were approximately 3,916 holders of record of our Common Stock.

The high and low market price for our Common Stock during each of the quarterly periods during 2014 and 2013 is included below:

	2014 Quarters
	First	Second	Third	Fourth
Market price(1)
High	$25.30	$25.86	$31.10	$32.81
Low	$18.00	$19.73	$23.98	$24.04

	2013 Quarters
	First	Second	Third	Fourth
Market price(1)
High	$17.80	$20.98	$24.12	$25.39
Low	$14.42	$15.94	$20.32	$20.25

Since our inception, we have not paid a dividend on our Common Stock, and we have no intention to do so in the near future.

Issuer Purchases of Equity Securities during the Quarter ended December 31, 2014

There are currently no share repurchase programs authorized by our Board of Directors. No purchases of our Common Stock were made in the fourth quarter of 2014.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data as of and for the periods indicated. The selected financial data set forth below has been derived from our consolidated financial statements as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, which have been audited by our independent registered public accounting firm. The data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$288,983	$244,750	$183,615	$152,405	$74,056
Cost of sales	202,821	167,228	152,508	133,636	65,013

Gross profit	$86,162	$77,522	$31,107	$18,769	$9,043
Gross margin	29.8%	31.7%	16.9%	12.3%	12.2%

Operating expenses
Product development	26,809	20,275	17,136	12,763	11,223
Selling, general and administrative	43,227	36,198	30,093	25,148	18,931
Management reorganization	—	—	708	—	—
Acquisition-related costs	1,069	—	—	—	—
Equity in net (income) loss of joint ventures	(3,987)	(2,395)	(1,337)	2,531	1,476

Total operating expenses	67,118	54,078	46,600	40,442	31,630

Net income (loss)	$39,881	$29,594	$(16,817)	$(26,422)	$(24,495)

Income (loss) per share – basic	$1.25	$1.01	$(0.60)	$(1.31)	$(12.53)
Income (loss) per share – diluted	$1.22	$0.99	$(0.60)	$(1.31)	$(12.53)

Weighted-average shares – basic	31,882	29,213	27,980	20,105	1,955
Weighted-average shares – diluted	32,745	29,937	27,980	20,105	1,955

Balance Sheet Data:
Cash and cash equivalents	$55,633	$42,332	$27,687	$52,203	$34,684
Short-term investments	18,473	113,810	36,605	73,761	—
Working capital	112,967	172,267	106,815	116,704	32,775
Total assets	381,488	310,208	172,315	230,508	118,589
Total debt	7,952	10,333	—	37,140	20,726
Preferred stock	—	—	—	—	157,774
Total stockholder’s equity (deficit)	275,752	236,026	131,856	141,669	(96,809)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a specialty pharmaceutical company focused on developing, manufacturing, sourcing and marketing injectable pharmaceutical products, which we sell primarily throughout North America. With a primary focus on generic injectable pharmaceuticals, which provide customers a lower-cost alternative to branded products when applicable patents have expired or been declared invalid, or when the products are determined not to infringe the patents of others, we offer our customers a broad range of products across anti-infective, oncolytic and critical care indications in a variety of presentations, including single- and multi-dose vials, pre-filled ready-to-use syringes and premix bags. We seek generally to develop injectable products where the form or packaging of the product can be enhanced to improve delivery, product safety or end-user convenience. Our management team includes industry veterans who have served critical functions at other injectable pharmaceutical companies or key customer groups and have long-standing relationships with customers, regulatory agencies, and suppliers.

We have rapidly established a growing and diverse product portfolio and product pipeline as a result of our innovative business model. The model combines an extensive network of business relationships with API suppliers and finished product developers and manufacturers in Asia, Europe, the Middle East, Australia and the Americas with our proven and experienced regulatory, quality assurance, business development, project management, and sales and marketing teams. As of December 31, 2014, our network provided us access to over 100 worldwide manufacturing and development facilities, including several dedicated facilities used to manufacture specific complex APIs and finished products. Our 50/50 joint venture known as Sagent Agila LLC (formerly known as Sagent Strides LLC) with Agila Specialities Pvt. Ltd., a subsidiary of Mylan Inc. (“Agila”), was established to facilitate the sale in the U.S. market of a wide variety of generic injectable products manufactured by Agila.

In June 2013, we acquired the remaining 50% interest in Kanghong Sagent (Chengdu) Pharmaceutical Co. Ltd., (“KSCP”) from our former joint venture partner. The entity, which has been renamed Sagent (China) Pharmaceuticals Co. Ltd. (“SCP”) provides us with a dedicated, state-of-the-art manufacturing facility. The facility received its Establishment Inspection Report in April 2013, and its first product approval in June 2013. We launched our first product from this facility, carboplatin, in the fourth quarter of 2013.

On October 1, 2014, we, through our wholly-owned subsidiary, Sagent Acquisition Corp., a Canadian company, acquired all of the issued and outstanding shares of the capital stock of 7685947 Canada Inc., and its subsidiary, Omega Laboratories Limited (collectively, “Omega”), a privately held Canadian pharmaceutical and specialty healthcare products company. Omega represents our first international market, and the facility provides us with the ability to manufacture products for the Canadian and other international markets.

Following our acquisition of Omega, we are organized as two operating segments – Sagent US, consisting of our U.S. operations and the SCP manufacturing facility, and Omega, focused on the Canadian and international markets.

We are developing an extensive injectable product portfolio encompassing multiple presentations of a broad range of products across anti-infective, oncolytic and critical care indications. Our Sagent US product portfolio has grown to a total of 54 marketed products that we offer in an aggregate of 158 presentations in the U.S., and our Omega segment offered 62 products offered in an aggregate of 153 presentations as of December 31, 2014.

We maintain an active product development program. Our Sagent US new product pipeline can be generally classified into two categories: (i) new products for which we have submitted or acquired filings that are under review by the relevant regulatory authority; and (ii) new products for which we have begun initial development activities such as sourcing of API and finished products and preparing the necessary filings. As of December 31, 2014, our Sagent U.S. new product pipeline included 42 products represented by 64 ANDAs that we had filed, or licensed rights to, that were under review by the FDA, and four products represented by 15 ANDAs that have been recently approved by the FDA and are pending commercial launch.

The new product pipeline as of December 31, 2014 for our Omega segment included 26 products in development or submitted for review to Health Canada.

Our 64 Sagent US ANDAs under review by the FDA as of December 31, 2014 have been on file for an average of approximately 33 months, with 16 of them being on file for less than 12 months, 11 of them being on file for between 12 and 24 months and 37 of them being on file for longer than 24 months. We also had approximately 23 additional products under initial development by Sagent US, and over 20 products under initial development by Omega as of December 31, 2014. Our product development activities also include expanding our product portfolio by adding new products through in-licensing and similar arrangements with foreign manufacturers and domestic virtual pharmaceutical development companies that seek to utilize our sales and marketing expertise.

The specific timing of our new product launches is subject to a variety of factors, some of which are beyond our control, including the timing of FDA approval for ANDAs currently under review or that we file with respect to new products. The timing of these and other new product launches will have a significant impact on our results of operations.

The following table provides a summary of certain aspects of our product development efforts for the periods presented:

	For the year ended December 31,
	2014	2013	2012
Products launched during the period	7	12	16
ANDAs submitted or licensed during the period	15	13	16
ANDAs under FDA review at end of period	64	62	60
Filings under review by other regulatory agencies at end of period	1	—	—

The table below sets forth our new products represented by ANDAs that are under review by the FDA and under initial development as of December 31, 2014 by product category:

	Number of Products
	Under FDA review	Initial development – Sagent US
Product category
Anti-infective	7	7
Oncology	10	6
Critical care	25	10

	42	23

Product Competition and Development Costs

Within the generic pharmaceutical industry, the level of market share, revenue and gross profit attributable to a particular generic product is influenced significantly by the number of competitors in that product’s market and the timing of the product’s regulatory approval and launch in relation to competing approvals and launches. In order to establish market presence, we initially selected products for development based in large part on our ability to rapidly secure API sourcing, finished product manufacturing and regulatory approvals despite such products facing significant competition from existing generic products at their time of launch. As a result, our gross margins associated with such products have been, and remain, adversely impacted by competitive conditions. As we have continued to grow, we have focused on developing value-added differentiated products where we can compete on many factors in addition to price. Specifically, we have targeted injectable products where the form or packaging of the product can be enhanced to improve delivery, patient safety or end-user convenience and where generic competition is likely to be limited by product manufacturing complexity or lack of API supply. In addition, we may challenge proprietary product patents to seek first-to-market rights.

The development of generic injectable products is characterized by significant up-front costs, including costs associated with evaluating the patent landscape, developing products, sourcing API and manufacturing capability and obtaining regulatory approvals. As a result, we have made, and we expect to continue to make, substantial investments in product development. We expect that our overall level of product development activity in any specific period may vary significantly based upon our business strategy to continue to identify and source new product opportunities. We anticipate our spending on product development activities will, over time, continue to increase, as we invest in additional opportunities arising from market consolidation and development activities in our international subsidiaries, and we incur costs associated with patent-related litigation. Product development expenses for the years ended December 31, 2014, 2013 and 2012 totaled approximately $26.8 million, $20.3 million and $17.1 million respectively. In 2014, our product development expense included $0.9 million from our Omega segment, following the October 1, 2014 acquisition.

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

Revenue Recognition

We recognize revenue when our obligations to a customer are fulfilled relative to a specific product and all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) delivery has occurred. Delivery is deemed to have occurred upon customer receipt of product, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. Net sales reflect reductions of gross sales for estimated wholesaler chargebacks, estimated contractual allowances, and estimated early payment discounts. We provide for estimated returns at the time of sale based on historic product return experience. Subsequent adjustments to our prior year provisions and reserve requirements for chargebacks, allowances, discounts and returns have been less than 1% of total consolidated net revenue on an annual basis in each of the three fiscal years ended December 31, 2014.

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

Our total chargeback accrual was $63.1 million and $43.7 million at December 31, 2014 and December 31, 2013, respectively, and is included as a reduction of accounts receivable. Our total chargeback expense was $403.5 million and $300.8 million for the years ended December 31, 2014 and 2013, respectively. Our chargeback accrual and related chargeback expense increased in 2014 due to the full year impact of new products with relatively high list prices, including zoledronic acid. A 1% decrease in estimated end-user contract-selling prices would reduce net revenue for the year ended December 31, 2014, by $0.4 million and a 1% increase in wholesale units pending chargeback for the year ended December 31, 2014, would reduce net revenue by $0.4 million.

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

Furthermore, our ability to use our deferred tax assets, such as our net operating losses, to reduce future federal income tax liability may be limited as a result of previous or future changes in equity ownership of our company.

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

	Risk free interest rate	Expected life	Expected dividend yield	Expected volatility	Fair value at grant date
2014	1.92%	6 years	0%	61%	$11.81
2013	1.24%	6 years	0%	62%	$9.31
2012	1.05%	6 years	0%	61%	$10.67

We have also granted performance based stock options with terms that allow the recipient to vest in a specific number of shares based upon the achievement of certain performance measures, as specified in the grants. Share-based compensation expense associated with these stock options is recognized over the requisite service period of the awards or the implied service period, if shorter, to the extent the performance condition is expected to be achieved. No compensation expense is recognized for performance based stock options where the performance criteria are not expected to be achieved.

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

Valuation and Impairment of Marketable Securities

Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of investments are included in accumulated other comprehensive income, net of tax, as reported in our consolidated balance sheets. Changes in the fair value of investments impact our net income only when such investments are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We regularly review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of an investment is less than its cost, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. Our assessment on whether an investment is other-than-temporarily impaired or not could change in the future due to new developments or changes in assumptions related to any particular investment.

Product Development

Product development costs are expensed as incurred. These expenses include the costs of our internal product development efforts and acquired in-process research and development, as well as product development costs incurred in connection with our third-party contract research and development efforts. Non-refundable contractual payments made under contract research and development arrangements for future research and development activities prior to regulatory approval, including payments made upon execution of a definitive contract research and development agreement or in advance of stability batch testing, may be deferred and are expensed as the related services are delivered. If we determine that it is no longer probable that the product will be pursued, any related capitalized amount is expensed in the current period.

Once a product receives regulatory approval, we record any contractual payments for the license to sell the developed product as an intangible asset to be amortized on a straight-line basis as a component of cost of sales over the shorter of the related license period or the estimated life of the acquired product. At December 31, 2014, the amortization period for intangible assets arising from approved products ranges from five to eight years with a weighted-average period prior to the next renewal or extension of 5.5 years. We make the determination whether to capitalize or expense amounts related to the development of new products and technologies through agreements with third parties based on our ability to recover our cost in a reasonable period of time, generally the initial license term, from the estimated future cash flows anticipated to be generated pursuant to each agreement. Market, regulatory and legal factors, among other things, may affect the realizability of the projected cash flows that an agreement was initially expected to generate. We regularly monitor these factors and subject capitalized costs to periodic impairment testing.

Intangible Assets

Certain amounts paid to third parties related to the development of new products and technologies, as described above, are capitalized and included in intangible assets in the accompanying consolidated balance sheets. In addition, we capitalize intangible assets acquired through acquisitions. Acquired intangible assets include product rights, trade names and in-process research and development (“IPR&D”). IPR&D is not amortized, but rather tested for impairment on an annual basis and more often if circumstances require. Impairment losses are recognized whenever the implied fair value of IPR&D is less than its carrying value. We test IPR&D for impairment at least annually on October 1. IPR&D intangible assets are transferred to a definite-lived intangible asset upon approval of the associated product.

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

On October 1, 2014, we acquired 100% of the outstanding shares of capital stock of Omega. Omega is included within our results of operations from the date of acquisition.

We account for investments in joint ventures, including Sagent Agila LLC and, prior to the SCP Acquisition, KSCP, under the equity method of accounting, as our interest in each entity provides for joint financial and operational control. Our equity in the net income (loss) of Sagent Agila LLC and, prior to the SCP Acquisition, KSCP, is included in the consolidated financial statements as equity in net income of joint ventures.

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

Adjusted Gross Profit

We use the non-GAAP financial measure “Adjusted Gross Profit” and corresponding ratios. We define Adjusted Gross Profit as gross profit plus our share of the gross profit earned through our Sagent Agila joint venture which is included in the Equity in net (income) loss of joint ventures line on the consolidated statements of operations and the impact of product-related non-cash charges arising from business combinations. We believe that Adjusted Gross Profit is relevant and useful supplemental information for our investors. Our management believes that the presentation of this non-GAAP financial measure, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measure, provides a more complete understanding of the factors and trends affecting Sagent than could be obtained absent these disclosures. Management uses Adjusted Gross Profit and corresponding ratios to make operating and strategic decisions and evaluate our performance. We have disclosed this non-GAAP financial measure so that our investors have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that Adjusted Gross Profit provides a useful supplemental tool to consistently evaluate the profitability of our products that have profit sharing arrangements. The limitation of this measure is that it includes an item that does not have an impact on gross profit reported in accordance with GAAP. The best way that this limitation can be addressed is by using Adjusted Gross Profit in combination with our GAAP reported gross profit. Because Adjusted Gross Profit calculations may vary among other companies, the Adjusted Gross Profit figures presented below may not be comparable to similarly titled measures used by other companies. Our use of Adjusted Gross Profit is not meant to and should not be considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the following tables reconciling Adjusted Gross Profit to our GAAP reported gross profit for the periods presented (dollars in thousands).

	Year ended December 31,				% of net revenues, year ended December 31,
	2014	2013	$ Change	% Change	2014	2013	Change
Adjusted Gross Profit	$91,429	$80,249	$11,180	14%	31.6%	32.8%	-1.2%
Sagent share of gross profit earned by Sagent Agila joint venture	3,160	2,727	433	16%	1.1%	1.1%	0.0%
Product-related non-cash charges arising from business combinations	2,107	—	2,107	n/m	0.7%	—	0.7%

Gross Profit	$86,162	$77,522	$8,640	11%	29.8%	31.7%	-1.9%

	Year ended December 31,				% of net revenues, year ended December 31,
	2013	2012	$ Change	% Change	2013	2012	Change
Adjusted Gross Profit	$80,249	$36,746	$43,503	118%	32.8%	20.0%	12.8%
Sagent share of gross profit earned by Sagent Agila joint venture	2,727	5,639	(2,912)	-52%	1.1%	3.1%	-2.0%
Product-related non-cash charges arising from business combinations	—	—	—	—	—	—	—

Gross Profit	$77,522	$31,107	$46,415	149%	31.7%	16.9%	14.8%

EBITDA and Adjusted EBITDA –

We use the non-GAAP financial measures “EBITDA” and “Adjusted EBITDA” and corresponding growth ratios. We define EBITDA as net income (loss) less interest expense, net of interest income, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as net income (loss) less interest expense, net of interest income, provision for income taxes, depreciation and amortization, stock-based compensation expense, the gain recorded on product rights acquired from our Sagent Agila joint venture, the gain recorded on our previously held equity interest in KSCP in connection with the acquisition of the remaining 50% equity interest in KSCP, the equity in net loss of our KSCP joint venture prior to the acquisition, acquisition-related costs and the impact of product-related non-cash charges arising from business combinations. We believe that EBITDA and Adjusted EBITDA are relevant and useful supplemental information for our investors. Our management believes that the presentation of these non-GAAP financial measures, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measures, provides a more complete understanding of the factors and trends affecting Sagent than could be obtained absent these disclosures. Management uses EBITDA, Adjusted EBITDA and corresponding ratios to make operating and strategic decisions and evaluate our performance. We have disclosed these non-GAAP financial measures so that our investors have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that EBITDA and Adjusted EBITDA are useful supplemental tools to evaluate the underlying operating performance of the company on an ongoing basis. The limitation of these measures is that they exclude items that have an impact on net income (loss). The best way that these limitations can be addressed is by using EBITDA and Adjusted EBITDA in combination with our GAAP reported net income (loss). Because EBITDA and Adjusted EBITDA calculations may vary among other companies, the EBITDA and Adjusted EBITDA figures presented below may not be comparable to similarly titled measures used by other companies. Our use of EBITDA and Adjusted EBITDA is not meant to and should not be considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the following tables reconciling EBITDA and Adjusted EBITDA to our GAAP reported net income (loss) for the periods presented (dollars in thousands).

	Year ended December 31,
	2014	2013	$ Change	% Change
Adjusted EBITDA	$32,296	$40,764	$(8,468)	-21%
Stock-based compensation expense	2,683	5,369	(2,686)	-50%
Gain on previously held equity interest	—	(2,936)	(2,936)	n/m
Acquisition-related costs	1,069	—	1,069	n/m
Gain on Sagent Agila joint venture product acquisitions[1]	(880)	(1,700)	820	-48%
Product-related non-cash charges arising from business combinations	2,107	—	2,107	n/m
Equity in net loss of KSCP joint venture[2]	—	1,825	(1,825)	n/m

EBITDA	$27,317	$38,206	$(10,889)	-29%

Depreciation and amortization expense[3]	9,308	6,984	2,324	33%
Interest expense, net	1,831	733	1,098	150%
Provision for income taxes	(23,703)	895	(24,598)	n/m

Net income	$39,881	$29,594	$10,287	35%

	Year ended December 31,
	2013	2012	$ Change	% Change
Adjusted EBITDA	$40,764	$(628)	$41,392	n/m
Stock-based compensation expense	5,369	5,552	(183)	-3%
Gain on previously held equity interest	(2,936)	—	(2,936)	n/m
Acquisition-related costs	—	—	—	—
Gain on Sagent Agila joint venture product acquisitions[1]	(1,700)	—	(1,700)	n/m
Product-related non-cash charges arising from business combinations	—	—	—	—
Equity in net loss of KSCP joint venture[2]	1,825	3,814	(1,989)	-52%

EBITDA	$32,806	$(9,994)	$42,800	n/m

Depreciation and amortization expense[3]	6,984	5,499	1,485	27%
Interest expense, net	733	1,324	(591)	-45%
Provision for income taxes	895	—	895	100%

Net income (loss)	$29,594	$(16,817)	$46,411	n/m

[1]

Upon obtaining the controlling interest in the rights to certain products from our Sagent Agila joint venture in both December 2014 and December 2013, we recorded non-cash accounting gains of $880 and $1,700 reported as part of equity in net income of joint ventures in the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, respectively.

[2]

Upon obtaining the controlling interest in KSCP, we remeasured the previously held equity interest in KSCP to fair value, resulting in a gain of $2,936 reported as gain on previously held equity interest in the Consolidated Statements of Operations. The gain includes $2,782 reclassified from accumulated other comprehensive income, and previously recorded as currency translation adjustments.

[3]

Depreciation and amortization expense excludes $216 and $90 in the years ended December 31, 2014 and 2013, respectively, related to deferred financing fees, which is included within interest expense and other in our Consolidated Statements of Operations for the years ended December 31, 2014 and 2013.

Results of Operations

The following compares our consolidated results of operations for the year ended December 31, 2014 with those of the year ended December 31, 2013 (in thousands, except per share amounts):

	Year ended December 31,
	2014	2013	$ change	% change
Net revenue
Sagent US	$280,422	$244,750	$35,672	15%
Omega	8,561	—	8,561	n/m

Consolidated net revenue	$288,983	$244,750	$44,233	18%
Cost of sales	202,821	167,228	35,593	22%

Gross profit	86,162	77,522	8,640	11%
Gross profit as % of net revenue	29.8%	31.7%
Operating expenses:
Product development	26,809	20,275	6,534	32%
Selling, general and administrative	43,227	36,198	7,029	19%
Acquisition-related costs	1,069	—	1,069	n/m
Equity in net income of joint ventures	(3,987)	(2,395)	1,592	66%

Total operating expenses	67,118	54,078	13,040	24%

Termination Fee	—	5,000	5,000	n/m
Gain on previously held equity interest	—	2,936	2,936	n/m

Income (loss) from operations
Sagent US	21,700	31,380	(9,680)	(31)%
Omega	(2,656)	—	(2,656)	n/m

Consolidated income from operations	19,044	31,380	(12,336)	(39)%
Interest income and other income(expense)	(678)	39	(717)	n/m
Interest expense	(2,188)	(930)	1,258	135%

Income before income taxes	16,178	30,489	(14,311)	(47)%
Provision (benefit) for income taxes	(23,703)	895	(24,598)	n/m

Net income	$39,881	$29,594	$10,287	35%

Net income per common share:
Basic	$1.25	$1.01	$0.24	24%
Diluted	$1.22	$0.99	$0.23	23%

Net revenue: Net revenue for the year ended December 31, 2014 totaled $289.0 million, an increase of $44.2 million, or 18%, as compared to $244.8 million for the year ended December 31, 2013. The launch of 17 new codes or presentations of seven products during 2014, contributed $13.8 million of the net revenue increase in 2014. Net revenue for products launched before January 1, 2014 increased by $23.0 million, or 9%, to $267.4 million during 2014, due primarily to the impact of the annualization of revenue for products launched during fiscal 2013, primarily docetaxel and propofol, partially offset by the impact of price and volume declines in the balance of the portfolio and $0.8 million related to the February 2015 recall of Atracurium Besylate. Net revenue from our Omega segment from the date of acquisition of October 1, 2014 contributed $8.6 million of the net revenue increase.

Cost of sales: Cost of sales for the year ended December 31, 2014 totaled $202.8 million, inclusive of $8.8 million of cost of sales incurred in our Omega segment following its acquisition on October 1, 2014, an increase of $35.6 million, or 22%, as compared to $167.2 million for the year ended December 31, 2013. Gross profit as a percentage of net revenue was 29.8% for the year ended December 31, 2014, and 31.7% for the year ended December 31, 2013. Adjusted Gross Profit as a percentage of net revenue was 31.6% for the year ended

December 31, 2014, and 32.8% for the year ended December 31, 2013. The decrease in gross profit as a percentage of net revenue is due primarily to $2.1 million of costs associated with the purchase accounting revaluation of Omega inventory, $1.4 million of incremental costs associated with the amortization of product rights arising from our recent acquisitions and approximately $2.7 million of incremental unabsorbed manufacturing costs at our SCP facility.

Product development: Product development expense for the year ended December 31, 2014 totaled $26.8 million, an increase of $6.5 million, or 32%, as compared to $20.3 million for the year ended December 31, 2013. The increase in product development expense was primarily due to $1.6 million of incremental costs associated with development activities at SCP, increased milestone expense for projects in our pipeline, costs associated with the write-off of inventory manufactured at-risk, increased patent-related legal expenses, and $0.9 million of product development costs incurred in our Omega segment following its acquisition on October 1, 2014.

As of December 31, 2014, our US new product pipeline included 42 products represented by 64 ANDAs which we had filed, or licensed rights to, that were under review by the FDA and four products represented by 15 ANDAs that have been recently approved and were pending commercial launch. We also had an additional 23 products represented by 36 ANDAs under initial development at December 31, 2014. At December 31, 2014, our Omega segment had an additional 26 products in development or under review by the relevant regulatory authority, generally Health Canada.

Selling, general and administrative: Selling, general and administrative expenses for the year ended December 31, 2014, totaled $43.2 million, an increase of $7.0 million, or 19%, as compared to $36.2 million for the year ended December 31, 2013. The increase in selling, general and administrative expense was primarily due to increases in employee-related cash costs, $2.3 million of incremental costs associated with our SCP facility, $1.5 million of costs incurred by Omega following its acquisition on October 1, 2014, and higher public company costs, partially offset by a reduction in non-cash employee-related stock compensation expense. Selling, general and administrative expense as a percentage of net revenue was 15% and 15% for the year ended December 31, 2014 and 2013, respectively.

Acquisition-related costs: Acquisition-related costs for the year ended December 31, 2014 totaled $1.1 million, related primarily to costs associated with the acquisition of Omega on October 1, 2014. No acquisition-related costs were incurred in the year ended December 31, 2013.

Equity in net income of joint ventures: Equity in net income of joint ventures for the year ended December 31, 2014 totaled $4.0 million, an increase of $1.6 million, or 66%, as compared to $2.4 million for the year ended December 31, 2013. The increase was primarily due to the inclusion in 2013 of six months of equity losses of our KSCP joint venture, prior to the SCP Acquisition, partially offset by a smaller non-cash accounting gain on our acquisition of products from Sagent Agila LLC in 2014. Included in this amount are the following (amounts in thousands of dollars):

	Year Ended December 31,
	2014	2013
Sagent Agila LLC – Earnings directly related to the sale of product	$(3,160)	$(2,777)
Sagent Agila LLC – Product development costs	20	243
Sagent Agila LLC – Gain on sale of products	(847)	(1,686)
Kanghong Sagent (Chengdu) Pharmaceutical Co – net loss	—	1,825

Equity in net income of joint ventures	$(3,987)	$(2,395)

Termination fee: Termination fee for 2013 represents the $5.0 million one-time termination fee received in connection with our agreement in March 2013 to terminate our Manufacturing and Supply Agreement with Actavis effective December 31, 2014.

Gain on previously held equity interest: As a result of the 2013 SCP Acquisition, our previously held equity interest was remeasured to fair value, resulting in a gain of $2.9 million reported as gain on previously held equity interest in the condensed consolidated statements of operations. The gain includes $2.8 million reclassified from accumulated other comprehensive income, and previously recorded as currency translation adjustments.

Interest expense: Interest expense for the year ended December 31, 2014 totaled $2.2 million, an increase of $1.3 million, or 135%, as compared to $0.9 million for the year ended December 31, 2013. The increase was due to $1.1 million of deferred financing costs incurred in connection with the early termination our former SVB revolving loan facility in October 2014 and $0.2 million of interest costs on debt assumed as part of our acquisition of Omega in October 2014.

Provision (benefit) for income taxes: We recorded a benefit from income taxes of $23.7 million for the year ended December 31, 2014, compared to a provision for income taxes of $0.9 million for the year ended December 31, 2013. In the first quarter of 2014, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time in our history. As of December 31, 2014, we have cumulative domestic income over the prior three years, have completed eight consecutive quarters of domestic pre-tax earnings, and forecast continued domestic profitability in future periods. Accordingly, we have concluded that the valuation allowance previously recorded against our domestic net deferred tax assets should be released as of December 31, 2014, resulting in a net $25.4 million benefit in our provision for income taxes. We have retained a full valuation allowance against our net deferred tax assets in SCP, given the history of losses in that entity. We recorded a $0.7 million benefit for income taxes in our Omega segment, primarily due to the reversal of deferred tax liabilities established during the accounting for the Omega acquisition.

Our provision for income taxes for the year ended December 31, 2013, was $0.9 million, representing the alternative minimum tax (“AMT”) payable in the United States for 2013. As we had recorded a full valuation allowance against our deferred tax assets as of December 31, 2013, our AMT payable was recorded as tax expense in 2013.

Net income and net income per common share: The net income for the year ended December 31, 2014 was $39.9 million, an increase of $10.3 million, or 35%, as compared to $29.6 million for the year ended December 31, 2013. Diluted net earnings per common share increased by $0.23. The increase in diluted net earnings per common share is due to the following factors:

Diluted EPS for the year ended December 31, 2013	$0.99
Increase in earnings	0.32
Increase in diluted common shares outstanding	(0.09)

Diluted EPS for the year ended December 31, 2014	$1.22

Adjusted EBITDA: Adjusted EBITDA for the year ended December 31, 2014 of $32.3 million decreased by $8.5 million, or 21%, from $40.8 million for the year ended December 31, 2013. The decrease in Adjusted EBITDA is driven predominately by the $5.0 million one-time termination fee received in connection with our agreement to terminate our Manufacturing and Supply Agreement with Actavis effective December 31, 2014.

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

Cost of sales: Cost of sales for the year ended December 31, 2013 totaled $167.2 million, an increase of $14.7 million, or 10%, as compared to $152.5 million for the year ended December 31, 2012. Gross profit as a percentage of net revenue was 31.7% for the year ended December 31, 2013, and 16.9% for the year ended December 31, 2012. Adjusted Gross Profit as a percentage of net revenue was 32.8% for the year ended December 31, 2013, and 20.0% for the year ended December 31, 2012. The increase in both gross profit and Adjusted Gross Profit as a percentage of net revenue is primarily due to the introduction of higher margin products in 2013, particularly zoledronic acid vials at market formation in March 2013, partially offset by $3.3 million of unabsorbed manufacturing costs at our SCP facility.

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

Liquidity and Capital Resources

Funding Requirements

Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, launching the products that have been recently approved and are pending commercial launch or are pending approval as of December 31, 2014, successfully identifying and sourcing other new product opportunities, manufacturing products at our wholly-owned Chinese manufacturing facility, capital expansion at our SCP and Omega facilities and further business development activity.

Based on our existing business plan, we expect that cash, cash equivalents and short-term investments, together with operating cash flows and borrowings available under our Chase revolving loan facility, will be sufficient to fund our planned operations, the continued development of our product pipeline, the final payment required in respect of our joint venture partner’s interest in SCP, investments in working capital, joint venture distributions and capital expansion at our SCP and Omega facilities, for at least the next 12 months. However, we may require additional funds in the event that we change our business plan, pursue additional strategic transactions, including the acquisition of businesses or products, or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the general economic climate, changes in the regulatory environment, the loss of or negative developments affecting key relationships with suppliers, group purchasing organizations or end-user customers or other unexpected developments that may have a material effect on the cash flows or results of operations of our business.

To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings or debt financings, which may not be available to us on terms we consider acceptable or at all. Our ability to raise additional funding, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future results of operations, our relative levels of debt and equity, the volatility and overall condition of the capital markets and the market prices of our securities. Debt financing, if available, may only be available to us on less favorable terms than our existing Chase revolving loan facility, including higher interest rates or greater exposure to interest rate risk. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders.

If additional funding is not available, we may be required to terminate, significantly modify or delay the development or commercialization of new products and may not be able to achieve the manufacturing potential of our SCP facility. We may elect to raise additional funds even before we need them if we believe that the conditions for raising capital are favorable.

Cash Flows

Overview

On December 31, 2014, cash, cash equivalents and short term investments totaled $74.1 million, working capital totaled $113.0 million and our current ratio (current assets to current liabilities) was approximately 2.3 to 1.0.

Sources and Uses of Cash

Operating activities: Net cash provided by operating activities was $23.2 million for the year ended December 31, 2014 and $49.6 million for the year ended December 31, 2013, compared to net cash used in operating activities of $20.1 million for the year ended December 31, 2012. The reduction in cash provided by operations in 2014 is primarily due to the $8.5 million reduction in Adjusted EBITDA and increased investment in working capital. The increase in cash provided by operations in 2013 was primarily due to the $41.4 million increase in Adjusted EBITDA. The decrease in the use of cash for operating activities in 2012 primarily relates to improvements in our Adjusted EBITDA, which was largely offset by increased investment in working capital.

Investing activities: Net cash used in investing activities was $0.9 million in 2014 and $97.2 million in 2013, compared to $32.6 million provided by investing activities in 2012. The change in cash flows in 2014 is primarily related to $86.5 million used to acquire businesses, primarily Omega on October 1, 2014, offset by the redemption of available-for-sale securities, which were used to fund the Omega acquisition. The change in cash flows in 2013 is primarily related to the investment of $70.6 million of proceeds from our September 2013 secondary stock offering in short-term available-for-sale securities and $13.0 million paid related to the SCP Acquisition and product acquisitions from Sagent Agila during the year. The cash provided by investing activities in 2012 primarily relates to the net sale of short-term investments of $36.4 million in 2012 to repay in full all amounts due under our former term loan and senior secured revolving credit facilities in February 2012.

Financing activities: Net cash used in financing activities was $8.5 million in 2014, compared to net cash provided by financing activities of $62.3 million in 2013 and $37.0 million used in financing activities in 2012. The change in cash flows in 2014 is primarily related to the repayment in full of borrowings from the Agricultural Bank of China (“ABC”) in January 2014. The change in cash flows in 2013 is primarily related to the $70.6 million of net proceeds received from our September 2013 secondary stock offering, partially offset by the repayment of $9.0 million of borrowings under the ABC Loans in November 2013, as compared to $37.1 million used to repay in full all amounts due under our former term loan and senior secured revolving credit facilities in February 2012.

Credit facilities

In February 2012, we repaid all of our outstanding borrowings and replaced our previous facilities with an asset based revolving loan facility with Silicon Valley Bank (“SVB”). In September 2013, we entered into a Second Loan Modification agreement with SVB, subsequently, on October 31, 2014, we terminated our asset based revolving loan facility with SVB and replaced it with a new asset based revolving loan credit facility with JPMorgan Chase Bank, N.A. (“Chase”).

In June 2013, our SCP subsidiary had two loan facilities with the Agricultural Bank of China (“ABC”) that existed prior to the SCP Acquisition. We repaid in full the amounts outstanding under these facilities in January 2014. In October 2014, our Omega subsidiary had a series of loan facilities that existed prior to the Omega Acquisition. Refer below for a description of our facilities with Chase, Omega’s facilities, and the SVB and ABC facilities which were terminated in 2014.

Asset based revolving credit loan facility

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

As of December 31, 2014, there were no borrowings outstanding under our Chase revolving loan facility, and we were in compliance with all covenants under this loan agreement. Total availability under our Chase revolving loan facility was $80.0 million at December 31, 2014, which is subject to adjustment on a monthly basis under our borrowing base calculation.

SVB asset based revolving loan facility

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

Concurrent with entering the Chase Agreement, we terminated our existing revolving credit facility with SVB and repaid certain associated fees. Included with the fees was $1.1 million of deferred costs triggered by the early termination of the agreement. This amount is included within interest expense in the condensed consolidated statement of operations in the fourth quarter of 2014. Concurrent with the repayment and termination of the agreement, all liens and security interests against our property that secured the obligations under our existing revolving credit facility were released and discharged.

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

Omega credit facilities

In connection with the acquisition of Omega on October 1, 2014, we assumed a series of credit facilities and mortgages with the National Bank of Canada (“NBC”) and the Business Development Bank of Canada (“BDC”), as described below.

Omega has an authorized credit facility (the “Omega operating credit facility”) in the amount of C$8.2 million ($7.3 million) with the NBC. The Omega operating credit facility can be utilized in the form of floating-rate advances for an amount not exceeding C$7.0 million ($6.2 million as of the acquisition date) and advances in the form of letters of guarantee or letters of credit, within that limit for an amount not exceeding C$2.0 million ($1.8 million as of the acquisition date). The Omega operating credit facility can also be utilized in the form of advances to cover Omega’s currency risk for an amount not to exceed C$1.2 million ($1.1 million as of the acquisition date). On October 1, 2014, the Omega operating credit facility had floating-rate advances in the amount of C$1.5 million ($1.4 million) bearing interest at the lender’s prime rate plus 0.50%, (or an effective rate of 3.5%) which we assumed as part of the acquisition. As of December 31, 2014, C$3.3 million ($2.8 million) was outstanding under the Omega operating credit facility.

In July 2014, Omega obtained a C$3.0 million demand loan (the “Omega demand loan”), from the NBC bearing interest at the prime rate of the lender, plus a premium of 1.75% (effective rate 4.75%). The Omega demand loan is secured by all of the assets of Omega for C$3.0 million plus an additional security interest of 20% of this amount, bearing interest at 4.75% per annum and matured in November 2014. We assumed the Omega demand loan ($2.7 million as of the acquisition date) in connection with the acquisition and subsequently extended the maturity date to January 2015. The Omega operating credit facility and the Omega demand loan are secured by a first ranking security interest in the amount of C$8.3 million ($7.4 million as of the acquisition date) in Omega’s inventories, trade receivables and on the intellectual property of Omega, present and future. As of December 31, 2014, C$3.0 million ($2.7 million) was outstanding under the Omega demand loan.

Omega also had C$0.3 million ($0.2 million) outstanding on a decreasing revolving credit facility with the NBC (the “Omega decreasing revolving credit facility”) bearing interest at the prime rate of the lender, plus 1.0% (or an effective rate equal to 4.0%). The Omega decreasing revolving credit facility is secured by a first ranking security interest of C$1.0 million ($0.9 million as of the acquisition date) on the equipment, tooling and office furniture financed by the credit facility.

The Omega credit facilities are subject to certain restrictions, including the obligation to maintain certain financial ratios. As of October 1, 2014, Omega had not met certain financial ratios. As a result, the Omega decreasing revolving credit facility was classified as a current liability as of the acquisition date. In January 2015, we paid off all amounts outstanding under the Omega operating credit facility, the Omega demand loan and the Omega decreasing revolving credit facility with available cash on hand. As a result, all amounts outstanding under these instruments are classified as current liabilities at December 31, 2014.

In addition to the above, Omega had five mortgage loans with the BDC (collectively the “Omega mortgages”) which we assumed in connection with the acquisition. The Omega mortgages, which require monthly installments and which are secured by specific Omega buildings and equipment, range in amount from C$0.1 million to C$1.3 million ($0.1 million to $1.1 million as of the acquisition date) and bear interest at the lender’s prime rate (5% as of the acquisition date) plus a premium ranging from 0% - 1.5%. The Omega mortgages mature at various times from August 2019 through November 2036.

Aggregate Contractual Obligations:

The following table summarizes our long-term contractual obligations and commitments as of December 31, 2014.

	Payments due by period
Contractual obligations(1)	Total	Less than one year	1-3 years	3-5 years	More than five years
Long-term debt obligations(2)	$7,952	$6,007	$552	$529	$864
Capital lease obligations	—	—	—	—	—
Operating lease obligations(3)	5,106	1,369	1,504	2,233	—
Purchase obligations	—	—	—	—	—
Contingent contractual payments(4)	26,575	14,503	8,008	3,499	565
SCP purchase consideration(5)	9,000	9,000	—

	$48,633	$25,380	$10,064	$6,261	$1,429

(1)	We had no material purchase commitments, individually or in the aggregate, under our manufacturing and supply agreements.
(2)

No amounts were drawn under the Chase Agreement at December 31, 2014. Includes amounts due under Omega facilities assuming period-end foreign exchange rates. We repaid in full the NBC Omega facilities in January 2015 (C$6.8 million, $5.6 million).

(3)	Includes annual minimum lease payments related to non-cancelable operating leases.
(4)

Includes management’s estimate for contingent potential contractual payments and fees pursuant to strategic business agreements for the development and marketing of finished dosage form pharmaceutical products assuming all contingent future contractual payments occur. Does not include contingent royalty payments, which are dependent on the introduction of new products.

(5)	Includes remaining purchase consideration payable under the SCP share purchase agreement.

Off-Balance Sheet Arrangements

At December 31, 2014, we were not party to any off-balance sheet arrangements, nor have we created any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. With the exception of operating leases, we do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into or disclosed on our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Effects of Inflation

We do not believe that our sales or operating results have been materially impacted by inflation during the periods presented in our financial statements. There can be no assurance, however, that our sales or operating results will not be impacted by inflation in the future.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Our market risks relate primarily to changes in interest rates and currency fluctuations between the Chinese Renminbi and the US dollar, and following our acquisition of Omega, between the Canadian dollar and US dollar.

The revolving loan facility under our Chase Agreement and substantially all of Omega’s debt facilities bear floating interest rates that are tied to LIBOR or an alternate base rate, and therefore, our statements of operations and our cash flows are exposed to changes in interest rates. Based on the amounts outstanding at December 31, 2014, a one percentage point increase in LIBOR would increase our ongoing interest expense by $0.1 million per year, and a 10% strengthening of the Canadian dollar relative to the US dollar, would increase our ongoing interest expense by less than $0.1 million per year. We historically have not engaged in hedging activities related to our interest rate or foreign exchange risks. In January 2015, we repaid in full the then-outstanding balance of the revolving credit facilities with the National Bank of Canada, totaling C$6.8 million ($5.6 million).

At December 31, 2014, we had cash and cash equivalents and short-term investments of $55.6 million and $18.5 million, respectively. Our cash and cash equivalents are held primarily in cash and money market funds, and our short-term investments are held primarily in corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

We generally record sales and pay our expenses in the local currency of the legal entity that incurs the expense. Substantially all of our business partners that supply us with API, product development services and finished product manufacturing are located in a number of foreign jurisdictions, and we believe those business partners generally incur their respective operating expenses in local currencies. As a result, both we and our business partners may be exposed to currency rate fluctuations and experience an effective increase in operating expenses in the event local currencies appreciate against the U.S. dollar. In this event, the cost of manufacturing product from our SCP facility may increase or such business partners may elect to stop providing us with these services or attempt to pass these increased costs back to us through increased prices for product development services, API sourcing or finished products that they supply to us. Historically we have not used derivatives to protect against adverse movements in currency rates.

We do not have any foreign currency or any other material derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data.

Sagent Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$55,633	$42,332
Short-term investments	18,473	113,810
Accounts receivable, net of chargebacks and other deductions	42,780	23,033
Inventories, net	61,781	46,481
Due from related party	2,156	3,644
Current deferred tax assets	12,135	6
Prepaid expenses and other current assets	5,560	6,485

Total current assets	198,518	235,791
Property, plant, and equipment, net	71,153	57,684
Investment in joint ventures	4,539	2,063
Goodwill	28,155	6,038
Intangible assets, net	65,575	8,326
Non-current deferred tax assets	13,173	—
Other assets	375	306

Total assets	$381,488	$310,208

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,710	$24,937
Due to related party	8,079	3,129
Accrued profit sharing	10,684	8,740
Accrued liabilities	19,346	13,004
Current portion of deferred purchase consideration	8,725	3,381
Current portion of long-term debt	508	10,333
Notes payable	5,499	—

Total current liabilities	85,551	63,524

Long term liabilities:
Long-term portion of deferred purchase consideration	—	8,329
Long-term debt	1,945	—
Deferred income taxes	15,706	6
Other long-term liabilities	2,534	2,323

Total liabilities	105,736	74,182

Stockholders’ equity:
Common stock – $0.01 par value, 100,000,000 authorized, and 31,976,661 and 31,789,348 outstanding at December 31, 2014 and December 31, 2013, respectively	320	318
Additional paid-in capital	352,982	349,278
Accumulated other comprehensive income (loss)	(3,374)	487
Accumulated deficit	(74,176)	(114,057)

Total stockholders’ equity	275,752	236,026

Total liabilities and stockholders’ equity	$381,488	$310,208

See accompanying notes to consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended December 31,
	2014	2013	2012
Net revenue	$288,983	$244,750	$183,615
Cost of sales	202,821	167,228	152,508

Gross profit	86,162	77,522	31,107
Operating expenses:
Product development	26,809	20,275	17,136
Selling, general and administrative	43,227	36,198	30,093
Acquisition-related costs	1,069	—	—
Management reorganization	—	—	708
Equity in net income of joint ventures	(3,987)	(2,395)	(1,337)

Total operating expenses	67,118	54,078	46,600

Termination fee	—	5,000	—
Gain on previously held equity interest	—	2,936	—

Income (loss) from operations	19,044	31,380	(15,493)
Interest income and other income (expense)	(678)	39	243
Interest expense	(2,188)	(930)	(1,567)

Income (loss) before income taxes	16,178	30,489	(16,817)
Provision (benefit) for income taxes	(23,703)	895	—

Net income (loss)	$39,881	$29,594	$(16,817)

Net income (loss) per common share:
Basic	$1.25	$1.01	$(0.60)
Diluted	$1.22	$0.99	$(0.60)
Weighted-average of shares used to compute net income (loss) per common share:
Basic	31,882	29,213	27,980
Diluted	32,745	29,937	27,980

See accompanying notes to consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year ended December 31,
	2014	2013	2012
Net income (loss)	$39,881	$29,594	$(16,817)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(3,830)	790	237
Reclassification of cumulative currency translation gain	—	(2,782)	—
Unrealized gains (losses) gains on available for sale securities	(31)	(21)	101

Total other comprehensive income (loss), net of tax	(3,861)	(2,013)	338

Comprehensive income (loss)	$36,020	$27,581	$(16,479)

See accompanying notes to consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance as of January 1, 2012	27,901,174	$279	$266,062	$2,162	$(126,834)	$141,669
Issuance of common stock	—	—	—	—	—	—
Exercise of stock options	215,315	2	993	—	—	995
Repurchase liability related to restricted stock	—	—	76	—	—	76
Stock compensation expense	—	—	5,594	—	—	5,594
Comprehensive income (loss)	—	—	—	338	(16,817)	(16,479)

Balance as of December 31, 2012	28,116,489	$281	$272,725	$2,500	$(143,651)	$131,855
Issuance of common stock	3,542,470	36	70,544	—	—	70,580
Exercise of stock options	130,389	1	716	—	—	717
Stock compensation expense	—	—	5,293	—	—	5,293
Comprehensive income (loss)	—	—	—	(2,013)	29,594	27,581

Balance as of December 31, 2013	31,789,348	$318	$349,278	$487	$(114,057)	$236,026
Issuance of common stock	—	—	—	—	—	—
Exercise of stock options	178,313	2	1,021	—	—	1,023
Stock compensation expense	—	—	2,683	—	—	2,683
Comprehensive income (loss)	—	—	—	(3,861)	39,881	36,020

Balance as of December 31, 2014	31,976,661	$320	$352,982	$(3,374)	$(74,176)	$275,752

See accompanying notes to consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$39,881	$29,594	$(16,817)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,524	7,074	5,996
Stock-based compensation	2,683	5,293	5,552
Equity in net income of joint ventures	(3,987)	(2,395)	(1,337)
Dividends from unconsolidated joint ventures	1,511	4,318	5,155
Gain on previously held equity interest	—	(2,936)	—
Deferred income taxes, net	(26,242)
Other	(200)	(115)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(16,442)	8,578	(2,581)
Inventories, net	(1,713)	3,053	(5,619)
Prepaid expenses and other current assets	2,171	(3,466)	(856)
Due from related party	(1,208)	(6,924)	939
Accounts payable and other accrued liabilities	17,201	7,477	(10,554)

Net cash provided by (used in) operating activities	23,179	49,551	(20,122)

Cash flows from investing activities
Capital expenditures	(4,242)	(1,103)	(111)
Acquisition of business, net of cash acquired	(86,467)	(12,996)	—
Purchases of investments	(87,171)	(275,198)	(252,092)
Sale of investments	181,352	196,728	288,462
Purchase of product rights	(4,404)	(5,174)	(3,248)
Other	—	586	(376)

Net cash (used in) provided by investing activities	(932)	(97,157)	32,635

Cash flows from financing activities
Increase (reduction) in short-term borrowings	1,152	—	(24,867)
Repayment of long-term debt	(10,420)	(8,961)	(12,273)
Proceeds from issuance of common stock, net of issuance costs	1,023	71,247	995
Payment of deferred financing costs	(285)	(28)	(884)

Net cash (used in) provided by financing activities	(8,530)	62,258	(37,029)

Effect of exchange rate movements in cash	(416)	(7)	—

Net increase (decrease) in cash and cash equivalents	13,301	14,645	(24,516)
Cash and cash equivalents, at beginning of period	42,332	27,687	52,203

Cash and cash equivalents, at end of period	$55,633	$42,332	$27,687

Supplemental disclosure of cash flow information
Acquisition of property, plant and equipment in accounts payable	$934	$—	$—
Cash paid for interest	$1,361	$652	$1,021
Cash paid for taxes	$2,555	$—	$—

See accompanying notes to consolidated financial statements

Sagent Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands)

Note 1. Summary of Significant Accounting Policies:

Nature of Operations

Sagent Pharmaceuticals, Inc. (“Sagent”, “we”, “us” or “our”) is a specialty pharmaceutical company that develops, sources, manufactures and markets pharmaceutical products, principally injectable-based generic equivalents to branded products which we sell primarily throughout North America. We completed our initial public offering (“IPO”) on April 26, 2011. In connection with our IPO, we incorporated (the “Reincorporation”) in Delaware as Sagent Pharmaceuticals, Inc. Prior to the Reincorporation, we were a Cayman Islands company, and our corporate name was Sagent Holding Co. (“Sagent Holding”). Our products are typically sold to pharmaceutical wholesale companies which then distribute the products to end-user hospitals, long-term care facilities, alternate care sites, and clinics. The injectable pharmaceutical marketplace is comprised of end users who have relationships with group purchasing organizations (GPOs) or specialty distributors that focus on a particular therapeutic class. GPOs enter into product purchasing agreements with Sagent and other pharmaceutical suppliers for products in an effort to secure favorable drug pricing on behalf of their end-user members.

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

On June 4, 2013, we acquired the remaining 50% equity interest in Kanghong Sagent (Chengdu) Pharmaceutical Co. Ltd. (“KSCP”) from our former joint venture partner (the “SCP Acquisition”), and accordingly, the consolidated financial statements since that date include KSCP as a wholly-owned subsidiary. Prior to the SCP Acquisition, we accounted for our investment in KSCP using the equity method of accounting, as our interest in the entity provided for joint financial and operational control, and the operating results of KSCP were reported on a one-month lag. In August 2013, we formally changed the name of this entity to Sagent (China) Pharmaceuticals Co., Ltd. (“SCP”).

On October 1, 2014, we, through our wholly-owned subsidiary, Sagent Acquisition Corp., a Canadian company, acquired all of the issued and outstanding shares of the capital stock of 7685947 Canada Inc., and its subsidiary, Omega Laboratories Limited (collectively, “Omega”), a privately held Canadian pharmaceutical and specialty healthcare products company for C$92.8 million ($82.7 million) subject to post-closing adjustments. As a result of the completion of the transaction, Omega became a wholly-owned subsidiary of the Company effective October 1, 2014.

As a result of the Omega acquisition on October 1, 2014, we began operating in two reportable segments comprised of operations in the United States, including our Chinese manufacturing site, (Sagent US segment) and Canada (Omega segment), each of which develop, source, manufacture and market generic injectable products for sale within the their respective countries, each segment deriving a significant portion of its revenues from a single class of pharmaceutical wholesale customers within that country.

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

Foreign Currencies

We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. We record currency translation adjustments as a component of equity. Transaction gains and losses are recorded in interest income and other in the statements of operations, and were $1,075 of transaction losses in the year ended December 31, 2014. Transaction gains and losses were not significant for the years ended December 31, 2013 or 2012.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Cash and Cash Equivalents

We consider all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates fair value. At December 31, 2014, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances. The majority of our funds at December 31, 2014 were maintained at stable financial institutions, in amounts in excess of federally insured limits. This represents a concentration of credit risk. We have not experienced any losses on our deposits of cash and cash equivalents to date.

Cash collateral pledged under various lease agreements and cash restricted by financing agreements is classified as restricted cash within the other assets caption in the accompanying consolidated balance sheets as our ability to withdraw the funds is contractually limited.

Financial Instruments

We consider all highly liquid money market investments with a maturity of three months or less at the date of purchase to be cash equivalents. The carrying values of these investments approximate their fair values. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash equivalents and short-term investments are classified as available-for-

sale and realized gains and losses are recorded using the specific identification method. Changes in market value, excluding other-than-temporary impairments, are reflected in other comprehensive income (“OCI”).

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

Inventories

Inventories are stated at the lower of cost (first in, first out) or market value. Inventories consist of products currently approved for marketing and may include certain products pending regulatory approval. From time to time, we capitalize inventory costs associated with products prior to receiving regulatory approval based on our judgment of probable future commercial success and realizable value. Such judgment incorporates management’s knowledge and best judgment of where the product is in the regulatory review process, market conditions, competing products and economic expectations for the product post-approval relative to the risk of manufacturing the product prior to approval. If final regulatory approval for such products is denied or delayed, we may need to reserve for and expense such inventory. We record inventory provisions for products which have not received regulatory approval within product development expense.

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

Land and land improvements	Indefinite, except with respect to the Chinese land use right (through remaining term, June 2057)

Building and improvements	5 to 40 years or remaining term of lease

Machinery, equipment, furniture, and fixtures	3 to 10 years

Software	3 to 5 years

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

Deferred Financing Costs

Deferred financing costs related to the issuance of debt are amortized using the straight-line method over the term of the related debt instrument, which approximates the effective interest method. We capitalized deferred financing costs of $285 in 2014 in connection with our new revolving loan credit facility with JPMorgan Chase Bank, N.A. (the “Chase Agreement”) and $28 in 2013, related to our former SVB revolving loan facility. Deferred financing costs are recorded within Other Assets on our consolidated balance sheets, and totaled $275 and $206 at December 31, 2014 and 2013, respectively.

Impairment of Long-Lived Assets

We evaluate long-lived assets, including intangible assets with definite lives, for impairment whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected future undiscounted cash flows, in addition to other quantitative and qualitative analyses. Judgments made by management related to the expected useful lives of long-lived assets and the ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as changes in economic conditions and changes in operating performance. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. We recorded an impairment charge within cost of sales of $200 and $44 related to one product license right in the years ended December 31, 2014 and 2013, respectively. No impairment charges were recorded during the year ended December 31, 2012.

Product Development Agreements

Product development costs are expensed as incurred. These expenses include the costs of our internal product development efforts and acquired in-process research and development, as well as product development costs incurred in connection with our third-party contract research and development efforts. Non-refundable contractual payments made under contract research and development arrangements for future research and development activities prior to regulatory approval, including payments made upon execution of a definitive contract research and development agreement, are deferred and are expensed as the related services are performed. If we determine that it is no longer probable that the product will be pursued, any related capitalized amount is expensed in the current period. Contractual payments due to a counterparty for development efforts that are contingent upon the successful completion of certain activities are expensed when the successful completion is considered probable.

Once a product receives regulatory approval, we record any contractual payments for the license to sell the developed product as an intangible asset to be amortized on a straight-line basis as a component of cost of sales over the shorter of the related license period or the estimated life of the acquired product. At December 31, 2014, the amortization period for intangible assets arising from approved products ranges from five to eight years with a weighted-average period prior to the next renewal or extension of 5.5 years. We make the determination whether to capitalize or expense amounts related to the development of new products and technologies through agreements with third parties based on our ability to recover our cost in a reasonable period of time, generally the initial license term, from the estimated future cash flows anticipated to be generated pursuant to each agreement. Market, regulatory and legal factors, among other things, may affect the realizability of the projected cash flows that an agreement was initially expected to generate. We regularly monitor these factors and subject capitalized costs to periodic impairment testing.

Goodwill and Intangible Assets

Goodwill is recognized as the excess of fair value of consideration transferred to acquire an entity over the fair values assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for impairment on an annual basis and more often if circumstances require. We assess goodwill impairment risk by first performing a qualitative review of entity-specific, industry, market and general economic factors for each of our reporting units. If significant potential goodwill impairment risk exists, we apply a two-step quantitative test. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. We test goodwill for impairment at least annually on October 1.

Certain amounts paid to third parties that are capitalized related to the development of new products and technologies are included within intangible assets. We determine the estimated fair values of certain intangible assets with definitive lives utilizing valuations performed by management at the time of their acquisition, based on anticipated future cash flow activity.

We test indefinite-lived intangible assets for impairment by first performing a qualitative review by assessing events and circumstances that could affect the fair value or carrying value of the indefinite-lived intangible asset. If significant potential impairment risk exists for a specific indefinite-lived intangible asset, we quantitatively test for impairment by comparing the fair value of each intangible asset with its carrying value. Fair value of non-amortizable intangible assets is determined using planned growth rates, market-based discount rates and estimates of royalty rates. If the carrying value of the asset exceeds its fair value, the intangible asset is considered impaired and is reduced to its estimated fair value.

Definite-lived intangible assets are amortized over their estimated useful lives and evaluated for impairment as long-lived assets.

Acquired In-Process Research and Development

The fair value of in-process research and development (“IPR&D”) projects acquired in a business combination are capitalized and accounted for as indefinite-lived intangible assets until the underlying project receives regulatory approval, at which point the intangible asset will be accounted for as a definite-lived intangible asset, or discontinuation, at which point the intangible asset will be written off to product development expense. Development costs incurred after the acquisition are expensed as incurred.

Advertising and Promotion Expense

All advertising and promotion costs are expensed as selling, general, and administrative expenses when incurred. Total direct advertising and promotion expense incurred was $1,112, $766, and $683 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Revenue Recognition – General

We recognize revenue when our obligations to a customer are fulfilled relative to a specific product and all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) delivery has occurred. Delivery is deemed to have occurred upon customer receipt of product, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. Net sales reflect reductions of gross sales for estimated wholesaler chargebacks, estimated contractual allowances, estimated product returns and estimated early payment discounts. We provide for estimated product returns at the time of sale based on historic product return experience.

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

Our total chargeback accrual was $63,088 and $43,682 at December 31, 2014 and 2013, respectively, and is included as a reduction of accounts receivable. Our total chargeback expense was $403,493, $300,835, and $166,051 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Our total accrual for cash discounts was $2,440 and $2,414 at December 31, 2014 and 2013, respectively, and is included as a reduction of accounts receivable.

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

Our total accrual for returns and credits was $15,860 and $4,895 at December 31, 2014 and 2013, respectively, and is included as a reduction of accounts receivable.

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

We use the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under the stock participation plan. Stock-based compensation expense was $2,683, $5,293 and $5,552 for the years ended December 31, 2014, 2013 and 2012, respectively.

Recently Adopted Accounting Standards

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

Note 2. Acquisitions:

Omega Acquisition

On October 1, 2014, we, through our wholly-owned Canadian subsidiary, Sagent Acquisition Corp., entered into a Share Purhcase Agreement to acquire all of the issued and outstanding shares of the capital stock of Omega for C$92,768 ($82,693), after accounting for net post-closing adjustments of C$191 ($170). Under the acquisition method of accounting, the total consideration transferred for the 100% equity interest has been preliminarily allocated to the net identifiable assets based on the estimated fair value at the date of acquisition. Except as it relates to inventory, property, plant and equipment, and intangible assets, the carrying value of assets and liabilities in Omega’s historical financial statements have been determined to approximate fair value due to their short term nature. The excess of the consideration transferred over the net identifiable assets, after considering the tax effects of temporary differences due to the fair value adjustments, has been recorded as goodwill as of the acquisition date. The goodwill associated with this acquisition has all been assigned to the Omega operating segment; none of the goodwill is tax-deductible. The cost allocation is preliminary. The final allocation may differ from the preliminary assessment based on the finalization of working capital adjustments.

The acquisition date fair value transferred for the purchase of Omega is as follows:

(in thousands)
Cash	$82,863
Net working capital adjustments receivable from the sellers	(170)

Total purchase consideration	$82,693

The fair value of identifiable assets acquired and liabilities assumed for the Omega acquisition is shown in the table below:

(in thousands)
Cash	$3
Accounts receivable, net	3,419
Inventory	14,014
Prepaid and other current assets	1,295
Property, plant and equipment	14,307
Definite-lived intangible assets	49,918
In-process research and development	7,666
Goodwill	22,842
Accounts payable	(2,410)
Other accrued liabilities	(4,090)
Long-term debt and notes payable	(7,095)
Deferred income tax liabilities	(17,176)

Total allocation of fair value	$82,693

We recorded goodwill of $22,842 due to synergies achieved by having control over the products and manufacturing at Omega.

Omega’s revenues of $8,561 and losses of $2,126 from the date of acquisition are included in the Company’s consolidated results for the year ended December 31, 2014 from the date of acquisition.

The following unaudited pro forma financial information reflects the consolidated results of operations of Sagent as if the Omega acquisition had taken place on January 1, 2013. The pro forma information includes acquisition and integration expenses. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

	Year Ended December 31,
	2014	2013
Condensed statement of operations information
Net revenues	$312,853	$279,051
Net income	38,392	24,893
Diluted income per common share	$1.17	$0.83

Remaining equity interest of SCP

On April 30, 2013, we entered into a Share Purchase Agreement with Chengdu Kanghong Pharmaceuticals (Group) Co. Ltd. (“CKT”) to acquire CKT’s 50% equity interest in KSCP for $25,000, payable in installments through September 2015. The SCP Acquisition closed on June 4, 2013, following approval by the Chengdu Hi-Tech Industrial Development Zone Bureau of Investment Services. Concurrent with the closing of the SCP Acquisition, we paid $10,000 of the aggregate purchase consideration, and recorded a liability of $13,836 representing the fair value of our future payments as of the acquisition date to CKT under the terms of the Share Purchase Agreement. Upon the execution of the Share Purchase Agreement, we entered into a Share Pledge Agreement with CKT pursuant to which we pledged a portion of the shares to be acquired as collateral securing our future installment payment obligations. In December 2013 and September 2014, we paid $2,500 and $3,500, respectively, of the installment payment obligation. As of December 31, 2014, a final installment payment remains of $9,000, which is payable by September 1, 2015.

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

The net tangible assets acquired consisted primarily of cash of $2,704, inventory of $2,396, prepaid assets of $196, and property, plant and equipment of $56,654, net of assumed liabilities, primarily long term bank loans of $19,095 and accrued compensation and other liabilities of $8,954. We recorded goodwill of $6,038 due to the synergies achieved by having control over the products and manufacturing at the SCP facility. The goodwill associated with this acquisition has all been assigned to the Sagent US operating segment; none of the goodwill is tax-deductible.

SCP’s revenues of $344 and losses of $6,137 from the date of acquisition are included in the company’s consolidated results for the year ended December 31, 2013 from the date of acquisition.

The following unaudited pro forma financial information reflects the consolidated results of operations of Sagent as if the SCP acquisition had taken place on January 1, 2012. The pro forma information includes acquisition and integration expenses. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

Year Ended December 31,
2013
Condensed statement of operations information
Net revenues	$244,750
Net income	25,881
Diluted income per common share	$0.86

Product rights acquisitions

On December 19, 2014, we entered into and closed an agreement with Mylan to acquire three products rights, Rocuronium, Clindamycin, and Cisatracurium, owned by Sagent Agila. The total fair value of consideration transferred was $1,760, consisting of $1,155 of cash and $605 of contingent consideration. Sagent Agila deconsolidated its ownership in the product rights, recognizing a gain on sale of $1,760, which the joint venture partners shared through their equity interests in Sagent Agila. The products rights have been recognized in our Sagent US segment.

We estimated the fair value of the contingent consideration to be $605 using a probability weighting approach that considered the possible outcomes based on assumptions related to the timing and probability of the Cisatracurium product approval date. The transaction was accounted for as a purchase of a business, and consequently, results of operations reflect the new basis of accounting from the date of the acquisition. The acquisition of these three products provides us with full control of the product rights and enhanced profitability, as we will no longer be required to share the profitability with our joint venture partner. The acquisition was financed with cash. Acquisition related costs related to this transaction were nominal.

The estimated fair value of identifiable assets acquired and liabilities assumed for Rocuronium, Clindamycin, and Cisatracurium is shown in the table below:

(in thousands)
Definite-lived intangible assets	$720
In-process research and development	1,040

Total allocation of fair value	$1,760

On August 30, 2013, we entered into an agreement with Mylan to acquire two products rights, Mesna and Acetylcysteine, owned by Sagent Agila. The acquisition closed on December 12, 2013, following the completion of Mylan’s acquisition of Agila from Strides. Under the terms of the agreement, we acquired the product rights from Sagent Agila. The total fair value of consideration transferred was $3,400, consisting of $3,200 of cash and $200 of contingent consideration. Sagent Agila deconsolidated its ownership in the product rights, recognizing a gain of $3,400, which the joint venture partners shared through their equity interests in Sagent Agila. The product rights have been recognized in our Sagent US segment.

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

The fair value of identifiable assets acquired and liabilities assumed for Mesna and Acetylcysteine is shown in the table below:

(in thousands)
Definite-lived intangible asset	$2,180
In-process research and development	1,220

Total allocation of fair value	$3,400

Note 3. Investments

Our investments at December 31, 2014 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Carrying value	Cash and cash equivalents	Short term investments
Assets
Cash	$42,494	$—	$—	$42,494	$42,494	$—
Money market funds	13,139	—	—	13,139	13,139	—
Corporate bonds and notes	18,513	1	(41)	18,473	—	18,473

	$74,146	$1	$(41)	$74,106	$55,633	$18,473

Our investments at December 31, 2013 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Carrying value	Cash and cash equivalents	Short term investments
Assets
Cash	$30,740	$—	$—	$30,740	$30,740	$—
Money market funds	11,592	—	—	11,592	11,592	—
Commercial paper	21,297	—	(3)	21,294	—	21,294
Corporate bonds and notes	92,523	46	(53)	92,516	—	92,516

	$156,152	$46	$(56)	$156,142	$42,332	$113,810

Investments with continuous unrealized losses for less than twelve months and their related fair values were as follows:

	December 31, 2014		December 31, 2013
	Fair value	Unrealized losses	Fair value	Unrealized losses
Commercial paper	$—	$—	$19,294	$(3)
Corporate bonds and notes	16,468	(41)	50,922	(53)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Because we do not intend to sell these investments, and it is not more likely than not that we will be required to sell our investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2014 or 2013.

The original cost and estimated current fair value of our fixed-income securities as of December 31, 2014 are set forth below.

	Cost basis	Estimated fair value
Due in one year or less	$8,937	$8,932
Between one and five years	9,576	9,541

Note 4. Accounts Receivable and Concentration of Credit Risk

We typically establish multi-year contractual agreements with GPOs and individual hospital groups to offer our products to end-user customers. As is common in the pharmaceutical industry, a significant amount of our pharmaceutical products are sold to end users under these GPO contracts through a relatively small number of drug wholesalers. Three wholesalers collectively represented approximately 85%, 84%, and 82% of our consolidated net revenue in 2014, 2013 and 2012, respectively, and represented approximately 90% and 87% of our consolidated accounts receivable at December 31, 2014 and 2013, respectively. To help control our credit exposure, we routinely monitor the creditworthiness of customers, review outstanding customer balances, and record allowances for bad debts as necessary. Historical credit loss has not been significant. We had a reserve of $1,433 and $23 for bad debts as of December 31, 2014 and 2013, respectively. We do not require collateral.

Note 5. Inventories

Inventories at December 31, 2014 and 2013 were as follows:

	December 31, 2014			December 31, 2013
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory
Raw materials	$10,203	$2,848	$13,051	$5,614	$19	$5,633
Work in process	2,012	—	2,012	—	—	—
Finished goods	49,960	—	49,960	44,510	1,437	45,947
Inventory reserve	(3,242)	—	(3,242)	(3,662)	(1,437)	(5,099)

	$58,933	$2,848	$61,781	$46,462	$19	$46,481

Note 6. Property, plant and equipment

Property, plant and equipment at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Land and land improvements	$3,519	$2,235
Buildings and improvements	26,605	19,696
Machinery, equipment, furniture and fixtures	42,124	38,000
Construction in process	6,175	460

	78,423	60,391
Less: accumulated depreciation	(7,270)	(2,707)

	$71,153	$57,684

Depreciation expense was $4,355, $1,620, and $215 in the years ended December 31, 2014, 2013 and 2012, respectively. We acquired C$16,050 ($14,307) of property plant and equipment in connection with the Omega acquisition.

Note 7. Investment in Sagent Agila

We account for our 50% interest in Sagent Agila under the equity method of accounting. Under the equity method of accounting, our share of income or loss was recorded as “equity in net income of joint ventures” in the consolidated statements of operations.

Changes in the carrying value of Sagent Agila consist of the following:

	December 31,
	2014	2013
Investment in Sagent Agila at beginning of year	$2,063	$2,161
Equity in net income of Sagent Agila	3,987	4,220
Dividend paid	(1,511)	(4,318)

Investment in Sagent Agila at end of year	$4,539	$2,063

Condensed statement of operations and balance sheet information of Sagent Agila is presented below. All amounts are presented in accordance with accounting principles generally accepted in the United States.

	Year Ended December 31,
	2014	2013	2012
Condensed statement of operations information
Net revenues	$8,093	$16,927	$28,948
Gross profit	6,321	5,454	11,279
Net income	7,975	8,440	10,302

	December 31,
	2014	2013
Condensed balance sheet information
Current assets	$11,333	$7,910
Noncurrent assets	360	522

Total assets	$11,693	$8,432

Current liabilities	$2,636	$4,328
Long-term liabilities	—	—
Stockholders’ equity	9,057	4,104

Total liabilities and stockholders’ equity	$11,693	$8,432

Note 8. Investment in SCP

Prior to the SCP Acquisition in June 2013, we accounted for our 50% interest in SCP under the equity method of accounting. Under the equity method of accounting, our share of income or loss is recorded as “equity in net income of joint ventures” in the consolidated statements of operations on a one-month lag. Changes in the carrying value of SCP consist of the following:

December 31, 2013
Investment in SCP at beginning of year	$17,461
Equity in net loss of SCP	(1,825)
Currency translation adjustment	294
Investments in SCP	19
Acquisition of remaining equity interest in SCP	(15,949)

Investment in SCP at end of year	$—

Condensed statement of operations through the date of the SCP Acquisition is presented below. All amounts are presented in accordance with accounting principles generally accepted in the United States. In addition, the assets and liabilities of SCP have been translated at exchange rates as of the balance sheet date and revenues and expenses of SCP have been translated at the weighted-average exchange rate for each respective reporting period.

	Period ended June 4, 2013	Year Ended December 31, 2012
Condensed statement of operations information
Net revenues	$—	$—
Gross profit	—	—
Net loss	(2,805)	(7,044)

Note 9. Goodwill and Intangible assets, net

Goodwill by reportable segment at December 31, 2014 and 2013 was as follows:

	2014	2013
Sagent US	$6,038	$6,038
Omega	22,117	—

Goodwill	$28,155	$6,038

The change in goodwill during 2014 represents $22,842 of goodwill recorded related to the Omega acquisition (reported in the Omega segment), offset by $725 impact of foreign currency. There were no reductions of goodwill relating to impairments.

Intangible assets at December 31, 2014 and 2013 were as follows:

	December 31, 2014			December 31, 2013
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$4,707	$(2,878)	$1,829	$3,761	$(2,071)	$1,690
Product development rights	4,191	—	4,191	3,252	—	3,252
Purchased product rights and other	51,245	(1,375)	49,870	2,180	(16)	2,164

Total definite-lived intangible assets	$60,143	$(4,253)	$55,890	$9,193	$(2,087)	$7,106
In-process research and development (IPR&D)	$9,685	$—	$9,685	$1,220	$—	$1,220

Total intangible assets	$69,828	$(4,253)	$65,575	$10,413	$(2,087)	$8,326

Movements in intangible assets were due to the following:

	2014
	Product licensing rights	Product development rights	Purchased product rights and other	IPR&D
Balance at January 1	$1,690	$3,252	$2,164	$1,220
Acquisition of product rights	946	2,576	—	—
Sagent Agila product acquisitions	—	—	720	1,040
Omega acquisition	—	—	49,918	7,666
Amortization	(807)	(1,637)	(1,380)	—
Foreign currency movements	—		(1,552)	(241)

Balance at December 31	$1,829	$4,191	$49,870	$9,685

	2013
	Product licensing rights	Product development rights	Purchased product rights and other	IPR&D
Balance at January 1	$1,615	$2,662	$—	$—
Acquisition of product rights	604	4,570	—	—
Sagent Agila product acquisitions	—	—	2,180	1,220
Omega acquisition	—	—	—	—
Amortization	(529)	(3,980)	(16)	—
Foreign currency movements			—

Balance at December 31	$1,690	$3,252	$2,164	$1,220

Amortization expense related to our product licensing rights was $807, $529, and $471 for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense related to our product development rights was $1,637, $3,980, and $3,926 for the years ended December 31, 2014, 2013 and 2012, respectively. The weighted-average period prior to the next extension or renewal for the 20 products comprising our product licensing rights intangible asset was 65 months and the weighted-average remaining life of our purchased product rights and other definite-lived intangibles was 121 months at December 31, 2014.

We currently estimate amortization expense over each of the next five years as follows:

Amortization expense
For the year ending December 31,
2015	$7,604
2016	6,414
2017	4,892
2018	4,866
2019	4,800

Note 10. Accrued liabilities

Accrued liabilities at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Payroll and employee benefits	$9,329	$6,143
Sales and marketing	6,964	5,305
Taxes payable	1,040	895
Other accrued liabilities	2,013	661

	$19,346	$13,004

Note 11. Debt

JPMorgan Chase Revolving Credit Loan Facility

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

As of December 31, 2014, no borrowings were outstanding and we were in compliance with all of our covenants under the Chase Agreement.

Silicon Valley Bank Loan and Security Agreement

In February 2012, we entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank (“SVB”). The SVB Agreement provides for a $40,000 asset based revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable and inventory and the satisfaction of conditions precedent specified in the SVB Agreement. The SVB Agreement matures on February 13, 2016, at which time all outstanding amounts will become due and payable. Borrowings under the SVB Agreement may be used for general corporate purposes, including funding working capital. Amounts drawn bear an interest rate equal to, at our option, either a Eurodollar rate plus 2.50% per annum or an alternative base rate plus 1.50% per annum. We also pay a commitment fee on undrawn amounts equal to 0.30% per annum.

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

During the continuance of an event of default, at SVB’s option, all obligations will bear interest at a rate per annum equal to 5.00% per annum above the otherwise applicable rate. At March 31, 2012, we were not in compliance with the free cash flow covenant in the SVB Agreement. On May 10, 2012, SVB agreed to waive our non-compliance with the covenant at March 31, 2012 and modified the covenant for the remainder of 2012. In connection with the waiver and modification, we paid a fee of $100.

Concurrent with entering into the SVB Agreement, we repaid in full with cash on hand all outstanding amounts under our former term Loan and revolving credit facility, plus certain associated fees, and terminated the agent’s and lender’s commitments to extend further credit under those facilities. Concurrent with the repayment and termination of these agreements, all liens and security interests against our property that secured the obligations under these agreements were released and discharged. Loans under the SVB Agreement are secured by a lien on substantially all of our and our principal operating subsidiary’s assets, other than our equity interests in our joint ventures and certain other limited exceptions.

As part of the termination of our prior revolving and term loan credit facilities, we were required to pay to the lenders under those facilities $1,500 of early termination fees and a $600 exit fee associated with the Term Loan; however, $1,050 of such fees owing to SVB under these facilities were deferred in connection with the execution of the SVB Agreement and will only be payable upon the occurrence of certain early termination events as set forth in the SVB Agreement. We have accounted for the termination of these prior facilities as the extinguishment of the Term Loan, and the partial extinguishment of the revolving credit facility. We recorded $1,124 in the year ended December 31, 2012 to account for early termination fees and the acceleration of deferred financing costs related to the partial extinguishment of these facilities within interest expense in the consolidated statement of operations.

On September 23, 2013, we entered into a Second Loan Modification Agreement to the SVB Agreement with SVB (the “Modification”). The Modification altered the calculation methodology of the borrowing base that is used to determine our borrowing availability and the covenant for the Adjusted Quick Ratio tested at the end of each month and eliminated the covenant to maintain a specified level of free cash flow in quarters where we maintain eligible cash balances of $30 million or greater. We did not amend the term, the maximum availability, or the interest rate applicable to the amounts drawn under the SVB Agreement.

Concurrent with entering the Chase Agreement, we terminated our prior revolving loan facility under the SVB Agreement, and repaid certain associated fees. Included with the fees was $1,050 of early termination fees that had previously been deferred by SVB as part of entering into the SVB Agreement in February 2012. This amount is included within interest expense in the consolidated statement of operations for the year ended December 31, 2014. Concurrent with the repayment and termination of the SVB Agreement, all liens and security interests against our property that secured the obligations under our prior revolving loan facility were released and discharged. Loans under the Chase Agreement are secured by a lien on substantially all of our and our principal domestic operating subsidiary’s assets.

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

Credit facilities acquired under the Omega acquisition

In connection with the acquisition of Omega on October 1, 2014, we assumed a series of credit facilities and mortgages with the National Bank of Canada (“NBC”) and the Business Development Bank of Canada (“BDC”), as described below.

Omega has an authorized credit facility (the “Omega operating credit facility”) in the amount of C$8,200 ($7,309) with the NBC. The Omega operating credit facility can be utilized in the form of floating-rate advances for an amount not exceeding C$7,000 ($6,239 as of the acquisition date) and advances in the form of letters of guarantee or letters of credit, within that limit for an amount not exceeding C$2,000 ($1,782 as of the acquisition date). The Omega operating credit facility can also be utilized in the form of advances to cover Omega’s currency risk for an amount not to exceed C$1,200 ($1,070 as of the acquisition date). On October 1, 2014, the Omega operating credit facility had floating-rate advances in the amount of C$1,530 ($1,364) bearing interest at the lender’s prime rate plus 0.50%, (or an effective rate of 3.5%) which we assumed as part of the acquisition. As of December 31, 2014, C$3,272 ($2,824) was outstanding under the Omega operating credit facility.

In July 2014, Omega obtained a C$3,000 demand loan (the “Omega demand loan”), from the NBC bearing interest at the prime rate of the lender, plus a premium of 1.75% (effective rate 4.75%). The Omega demand loan is secured by all of the assets of Omega for C$3,000 plus an additional security interest of 20% of this amount, bearing interest at 4.75% per annum and matured in November 2014. We assumed the Omega demand loan ($2,674 as of the acquisition date) in connection with the acquisition and subsequently extended the maturity date to January 2015. The Omega operating credit facility and the Omega demand loan are secured by a first ranking security interest in the amount of C$8,250 ($7,354 as of the acquisition date) in Omega’s inventories, trade receivables and on the intellectual property of Omega, present and future. As of December 31, 2014, C$3,000 ($2,674) was outstanding under the Omega demand loan.

Omega also had C$267 ($238) outstanding on a decreasing revolving credit facility with the NBC (the “Omega decreasing revolving credit facility”) bearing interest at the prime rate of the lender, plus 1.0% (or an effective rate equal to 4.0%). The Omega decreasing revolving credit facility is secured by a first ranking security interest of C$1,000 ($891 as of the acquisition date) on the equipment, tooling and office furniture financed by the credit facility.

The Omega credit facilities are subject to certain restrictions, including the obligation to maintain certain financial ratios. As of October 1, 2014, Omega had not met certain financial ratios. As a result, the Omega decreasing revolving credit facility was classified as a current liability as of the acquisition date. In January 2015, we paid off all amounts outstanding under the Omega operating credit facility, the Omega demand loan and the Omega decreasing revolving credit facility with available cash on hand. As a result, all amounts outstanding under these instruments are classified as current liabilities at December 31, 2014.

In addition to the above, Omega had five mortgage loans with the BDC (collectively the “Omega mortgages”) which we assumed in connection with the acquisition. The Omega mortgages, which require monthly installments and which are secured by specific Omega buildings and equipment, range in amount from C$70 to C$1,250 ($62 to $1,114 as of the acquisition date) and bear interest at the lender’s prime rate (5% as of the acquisition date) plus a premium ranging from 0% - 1.5%. The Omega mortgages mature at various times from August 2019 through November 2036.

Debt maturities by year are as follows:

December 31,	Amount
2015	$508
2016	276
2017	276
2018	276
2019	253
2020 and thereafter	864

Total long-term debt	2,453
Less: Current maturities of long-term debt	508

Long-term portion of long-debt	$1,945

Note 12. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$13,139	$13,139	$—	$—

Corporate bonds and notes	18,513	—	18,513	—
Commercial paper	—	—	—	—

Short-term investments	$18,513	$—	$18,513	$—

Total assets	$31,652	$13,139	$18,513	$—

Liabilities
Contingent purchase consideration	$605	$—	$—	$605

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

During the year ended December 31, 2014, changes in the fair value of our contingent purchase consideration measured using significant unobservable inputs (Level 3), were comprised of the following:

Year ended December 31, 2013
Balance at beginning of period	$200
Issuance of contingent purchase consideration	605
Change in fair value of contingent purchase consideration	(200)
Payment of contingent purchase consideration	—

Balance at end of period	$605

The change in fair value of contingent purchase consideration of $200 relates to the lapse of the contingency related to the December 2013 acquisition of Acetylcystine from Sagent Agila LLC.

Note 13. Employee Benefit Plan

We sponsor a 401(k) defined-contribution plan (the “401(k) Plan”) covering substantially all eligible US employees. Employee contributions to the 401(k) Plan are voluntary. We contribute an amount equal to 50% of a covered employee’s eligible contribution up to 6% of a participant’s compensation. Employer contributions vest over a period of three years. Participants’ contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. The Company’s total matching contributions to the 401(k) Plan were $391, $338, and $340 for years ended December 31, 2014, 2013 and 2012, respectively. We may contribute additional amounts to the 401(k) Plan at our discretion. Discretionary employer contributions vest over the same three-year period. We made no discretionary contributions to the 401(k) Plan during the three-year period ended December 31, 2014.

Note 14. Stockholders’ Equity

Common Stock

We are authorized to issue 100,000,000 shares of common stock as of both December 31, 2014 and 2013. We have reserved 5,892,670 shares at December 31, 2014 and 2013, for the issuance of common stock upon the exercise of outstanding stock options.

On September 16, 2013, we completed a registered equity offering, issuing 3,542,470 new shares of our common stock at $21.25 per share in exchange for total consideration of $75,277. We received proceeds from the offering, net of the underwriting discount and expenses, of $70,580.

Note 15. Accumulated Comprehensive Income (Loss)

Accumulated comprehensive income (loss) at December 31, 2014, 2013 and 2012 is comprised of the following:

	December 31,
	2014	2013	2012
Currency translation adjustment, net of tax	$(3,334)	$496	$2,488
Unrealized gain (loss) on available for sale securities, net of tax	(40)	(9)	12

	$(3,374)	$487	$2,500

The following table summarizes the changes in balances of each component of accumulated other comprehensive income, net of tax as of December 31, 2014.

	Currency translation adjustment	Unrealized gains (losses) on available for sale securities	Total
Balance as of December 31, 2013	$496	$(9)	$487

Other comprehensive income (loss) before reclassifications	(3,830)	(31)	(3,861)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Net current-period other comprehensive loss	(3,830)	(31)	(3,861)

Balance as of December 31, 2014	$(3,334)	$(40)	$(3,374)

	Currency translation adjustment	Unrealized gains (losses) on available for sale securities	Total
Balance as of December 31, 2012	$2,488	$12	$2,500

Other comprehensive income (loss) before reclassifications	790	(21)	769
Amounts reclassified from accumulated other comprehensive income (loss)	(2,782)	—	(2,782)

Net current-period other comprehensive loss	(1,992)	(21)	(2,013)

Balance as of December 31, 2013	$496	$(9)	$487

No amounts were reclassified out of accumulated other comprehensive income for the year ended December 31, 2014. The table below presents the amounts reclassified out of each component of accumulated other comprehensive income for the year ended December 31, 2013.

Type of reclassification	Amount reclassified from accumulated other comprehensive income	Affected line item in the condensed consolidated statement of operations
Currency translation adjustment – reclassification of cumulative currency translation gain	$2,782	Gain on previously held equity interest

Total reclassification for the year ended December 31, 2013, net of tax	$2,782

Note 16. Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, 705,150, 1,194,717, and 2,280,106 of common share equivalents, comprised of unexercised stock options, have been excluded from the diluted earnings per share calculation for the years ended December 31, 2014, 2013 and 2012, respectively. The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
Basic and dilutive numerator
Net income (loss), as reported	$39,881	$29,594	$(16,817)

Denominator
Weighted average common shares outstanding – basic (in thousands)	31,882	29,213	27,980
Net effect of dilutive securities
Stock options and restricted stock	863	724	—

Weighted average common shares outstanding – diluted (in thousands)	32,745	29,937	27,980

Net income (loss) per common share (basic)	$1.25	$1.01	$(0.60)

Net income (loss) per common share (diluted)	$1.22	$0.99	$(0.60)

Note 17. Stock-Based Compensation

Prior to the initial public offering, we had a stock plan, the 2007 Global Share Plan (the “2007 Plan”), for key employees and nonemployees, which provided for the grant of nonqualified and incentive stock options and/or shares of restricted stock, deferred stock, and other equity awards in our common stock. Concurrent with the initial public offering, our Board adopted the 2011 Incentive Compensation Plan (the “2011 Plan”, with the 2007 Plan, the “Plans”), for employees and nonemployees, which provides for the grant of nonqualified and incentive stock options and/or shares of restricted stock, deferred stock and other equity awards in our common stock. The Board administers the Plans. A total of 2,475,184 and 4,000,000 shares are authorized under the 2007 Plan and 2011 Plan, respectively, as of December 31, 2014. At December 31, 2014, we had 415,987 shares of common stock available for grant under the 2007 Plan and 2,289,253 shares of common stock available for grant under the 2011 Plan.

Stock options, exercisable for shares of our common stock, generally vest over a four-year period from the grant date and expire ten years from the grant date. The strike price of the stock options granted under the 2007 Plan is established at or above the fair value of our stock as of the grant date. The strike price of stock options granted under the 2011 Plan is established as the closing price of our stock on the business day prior to the grant date.

In 2010, the Board approved an amendment to the 2007 Plan which permits employees to exercise their stock options prior to vesting. Once purchased, we have the right to repurchase unvested stock from the employee upon termination of their services. The repurchase price is equal to the original exercise price of the option.

Restricted Stock

The Company measures the fair value of the restricted stock on the date of grant based on the estimated fair value of the common stock on that day. The fair value is amortized to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. As of December 31, 2014, the total amount of unrecognized stock-based compensation related to grants of restricted stock was approximately $1,726. The Company expects to recognize this expense over an average period of approximately 30 months. The following table summarizes restricted stock activity during the year ended December 31, 2014:

	Restricted stock	Weighted-Average Grant Date Fair Value
Balance at January 1, 2014	89,208	$18.64
Granted	66,314	20.21
Vested	(25,045)	19.01
Forfeited	(2,268)	22.04

Balance at December 31, 2014	128,209	$19.32

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

	Risk free interest rate	Expected life	Expected dividend yield	Expected volatility	Fair value at grant date
2014	1.92%	6 years	0%	61%	$11.81
2013	1.24%	6 years	0%	62%	$9.31
2012	1.05%	6 years	0%	61%	$10.67

Stock options outstanding that have vested and are expected to vest as of December 31, 2014, were as follows:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Vested	1,622,212	$12.04	5.9	$21,379
Expected to vest	613,720	$19.12	8.4	3,695

Total	2,235,932	$13.97	6.5	$25,074

(1)	The Aggregate Intrinsic Value amounts represent the difference between the exercise price and $25.11, the fair value of our stock on December 31, 2014, for in-the-money options.

In December 2014, we reversed $1,901 of stock compensation expense related to a performance-based award, as achievement of the performance criteria was no longer probable.

Stock Option Activity

The following table sets forth stock option activity for the year ended December 31, 2014:

	Options Outstanding		Exercisable Options
	Number of shares	Weighted-Average Exercise Price	Number of shares	Weighted-Average Exercise Price
Outstanding at January 1, 2014	2,461,160	$13.59	1,450,992	$10.75
Granted	264,268	$20.45		—
Exercised	(166,153)	$6.76		—
Forfeited	(15,913)	$18.86		—

Outstanding at December 31, 2014	2,543,362	$14.71	1,622,212	$12.04

As of December 31, 2012, the weighted-average remaining contractual lives of options outstanding and options exercisable were 7.8 years and 6.9 years, respectively. As of December 31, 2013, the weighted-average remaining contractual lives of options outstanding and options exercisable were 7.2 years and 6.5 years, respectively. As of December 31, 2014, the weighted-average remaining contractual lives of options outstanding and options exercisable were 6.6 years and 5.9 years, respectively.

The total intrinsic value of options exercised in 2014, 2013 and 2012 was $3,147, $1,860, and $2,210, respectively. The total fair value of options vested was approximately $3,327, $5,036, and $3,388 in 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $5,562 of unrecognized stock-based compensation expense related to unvested stock options, which will be recognized over a weighted-average period of 1.3 years.

Note 18. Net Revenue by Product

We are a specialty pharmaceutical company focused on developing, manufacturing, sourcing and marketing injectable pharmaceutical products. Our anti-infective products assist in the treatment of various infections and related symptoms, our oncology products are used in the treatment of cancer and cancer-related medical problems, and our critical care products are used in a variety of critical care applications and include anesthetics, cardiac medications, steroidal products, sedatives and certain allergy products. Net revenue by product category is as follows:

	2014	2013	2012
Therapeutic Class
Anti-Infective	$102,078	$90,604	$81,923
Critical Care	87,143	65,612	71,683
Oncology	99,762	88,534	30,009

Total	$288,983	$244,750	$183,615

In February 2015, we announced a voluntary recall of certain lots of Atracurium Besylate Injection, a critical care product. As a result of the recall, we have recorded a reduction in net revenue of $800 for the year ended December 31, 2014, reflecting the estimated impact of the recall.

Note 19. Segment and Geographic Data

Management uses segment information to evaluate segment performance and allocate resources. Historically we have operated in a single reportable segment, the United States. Effective October 1, 2014, in connection with the Omega acquisition, we began operating in two reportable segments comprised of operations organized geographically within the United States (Sagent US segment) and Canada (Omega segment), each of which develop, source, manufacture and market generic injectable products for sale within the their respective countries. Each segment derives a significant portion of its revenues from a single class of pharmaceutical wholesale customers within that country. Management utilizes segment operating income as its measure of segment profitability.

Segment and geographic data for the year ended December 31, 2014 includes the impact of Omega from the date of acquisition, October 1, 2014, through December 31, 2014. Shared costs for certain corporate functions, including but not limited to, corporate finance and legal, are included within the Sagent US segment profitability that management reviews. We use the same accounting policies for the segments as disclosed in Note 1, Summary of Significant Accounting Policies.

Geographic and segment data is as follows:

	2014	2013	2012
Net revenue:
United States	$280,339	$244,272	$183,615
Others	83	478	—

Sagent US segment	280,422	244,750
Canada (Omega segment)	8,561	—	—

Total net revenue	$288,983	244,750	183,615

	2014	2013	2012
Long-lived assets:
United States	$38,782	$17,401	$25,047
China	52,635	57,016	—

Sagent US segment	91,417	74,417	25,047
Canada (Omega segment)	91,553	—	—

Total long-lived assets	$182,970	$74,417	$25,047

	2014	2013	2012
Depreciation and amortization expense:
Sagent US	8,188	7,074	5,996
Omega	1,336	—	—

Total depreciation and amortization expense	$9,524	$7,074	$5,996

	2014	2013	2012
Equity in net income of joint ventures:
Sagent US	$3,987	$2,395	$1,337
Omega	—	—	—

Total equity in net income of joint ventures	$3,987	$2,395	$1,337

	2014	2013	2012
Operating income (loss):
Sagent US	$21,700	$31,380	$(15,493)
Omega	(2,656)	—	—

Total operating income (loss)	$19,044	$31,380	$(15,493)

	2014	2013	2012
Interest expense:
Sagent US	$1,979	$(930)	$(1,567)
Omega	209	—	—

Total interest expense	$2,188	$(930)	$(1,567)

	2014	2013	2012
Interest income:
Sagent US	$375	$205	$257
Omega	—	—	—

Total interest income	$375	$205	$257

	2014	2013	2012
Income tax provision (benefit):
Sagent US	$(22,964)	$895	$—
Omega	(739)	—	—

Total income tax provision (benefit)	$(23,703)	$895	$—

	2014	2013	2012
Capital expenditures:
Sagent US	$(3,510)	$(1,103)	$(111)
Omega	(732)	—	—

Total capital expenditures	$(4,242)	$(1,103)	$(111)

	2014	2013	2012
Deferred tax assets:
Sagent US	$25,308	$6	$6
Omega	—	—	—

Total deferred tax assets	$25,308	$6	$6

	2014	2013	2012
Investment in joint ventures:
Sagent US	$4,539	$2,063	$19,622
Omega	—	—	—

Total investment in joint ventures	$4,539	$2,063	$19,622

	2014	2013	2012
Total assets:
Sagent US	$273,813	$310,208	$172,315
Omega	107,675	—	—

Total assets	$381,488	$310,208	$172,315

Note 20. Management Reorganization:

In August 2012, we completed a reorganization of our executive management team in which we eliminated certain positions within the Company. Costs associated with the reorganization, primarily severance related charges, are reflected in the management reorganization caption in the consolidated statements of operations for the year ended December 31, 2012.

Note 21. Income Taxes:

Components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic	$30,200	$36,671	$(16,817)
Foreign	(14,022)	(6,182)	—

Income (loss) before income taxes	$16,178	$30,489	$(16,817)

Provision (benefit) for income taxes:
United States federal:
Current	$656	$895	$—
Deferred	(23,473)	—	—

	(22,817)	895	—
State and local:
Current	1,720	—	—
Deferred	(1,867)	—	—

	(147)	—	—

Total United States	(22,964)	895	—

Outside United States:
Current	205	—	—
Deferred	(944)	—	—

Total outside United States	(739)	—	—

Total provision (benefit) for income taxes	$(23,703)	$895	$—

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

In the first quarter of 2014, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time in our history. As of December 31, 2014, we have cumulative domestic income over the prior three years, have completed eight consecutive quarters of domestic pre-tax earnings, and forecast continued domestic profitability in future periods. Accordingly, we have concluded that the valuation allowance previously recorded against our domestic net deferred tax assets should be released as of December 31, 2014, resulting in a net $25,208 benefit in our provision for income taxes. We have retained a full valuation allowance against our net deferred tax assets in SCP, given the history of losses in that entity. A summary of our remaining net operating loss carryforwards, including the timing of expiry, is as follows:

Year of Expiry	Net Operating Loss Carryforwards
2031	359
2032	10,123
2033	926
2034	1,180

Total	$12,588

Additional carryforwards of $38,317, principally related to our China subsidiary, will expire between 2015 and 2019. Net operating losses and carryforwards are available for use against our consolidated federal taxable income.

As of December 31, 2014, the Company’s U.S. income tax returns for 2011 and subsequent years remain subject to examination by the Internal Revenue Service (“IRS”). The Company’s 2013 income tax return is currently under examination by the IRS. State and foreign income tax returns generally have statute of limitations for periods between three and five years from the filing date. The Company is not currently under examination by any state or foreign taxing authorities.

The following is a reconciliation of our income tax provision (benefit) computed at the U.S. federal statutory rate to the income tax provision (benefit) reported in the consolidated statements of operations:

	Year Ended December 31,
	2014	2013	2012
Provision (benefit) at statutory rate	$5,662	$10,366	$(5,718)
State income taxes, net of federal income tax	1,667	230	(37)
Foreign rate differential	1,392	560	—
Valuation allowance	(31,147)	(9,998)	4,561
Permanent book / tax differences	172	(263)	1,194
Change in tax rate	(1,498)	—	—
Other	49	—	—

Provision (benefit) for income taxes	$(23,703)	$895	$—

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2014	2013
Deferred tax assets:
Product development and start-up costs	$—	$12,039
Inventory	2,313	2,652
Loss and credit carryforwards	11,240	21,521
Bad debt reserves	549	8
Accrued expenses / other	5,197	3,210
Deferred compensation	3,155	2,281
Alternative minimum tax carryforwards	1,546	895

Total deferred tax assets	$24,000	$42,606

Deferred tax liabilities:
Depreciation	$(2,799)	$(497)
Product development and start-up costs	(1,649)	—

Total deferred tax liabilities	(4,448)	(497)

Net deferred tax asset	19,552	42,109
Valuation allowance	(9,950)	(42,109)

Net deferred tax assets (liabilities)	$9,602	$—

The Company has gross unrealized tax benefits of $1,327 arising from tax deductions for share based compensation in excess of the compensation recognized for financial reporting purposes. Realization of this excess tax benefit will occur when current taxes payable are reduced with a corresponding credit to additional paid in capital.

Our unrecognized tax benefits of $246 at December 31, 2014 are included in other accrued liabilities. If we had recognized all of these benefits, the net impact on our income tax provision would have been $160. Of the net unrecognized tax benefits, approximately $100 are expected to be resolved in the next 12 months. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We have accrued interest and penalties of $12 as of December 31, 2014 and $0 as of December 31, 2013. Our provision for income taxes included expense for interest and penalties of $12 in 2014 and $0 in 2013. The changes in our unrecognized tax benefits were:

	Year Ended December 31,
	2014	2013	2012
Beginning of year	$—	$—	$—
Increases from current year tax positions	306	—	—
Decreases relating to settlements with taxing authorities	(60)	—	—

End of year	$246	$—	$—

We classify uncertain tax positions as noncurrent income tax liabilities unless expected to be paid within one year. Classification of net deferred tax assets (liabilities) on the consolidated balance sheets is as follows:

	December 31,
	2014	2013
Current assets	$12,135	$6
Non-current assets	13,173	—
Non-current liabilities	(15,706)	(6)

Net deferred tax assets (liabilities)	$9,602	$—

Note 22. Commitments and Contingencies

Product Development Agreements

We have entered into various business agreements for the development and marketing of finished dosage form pharmaceutical products, including (i) development and supply agreements, some of which contain contingent contract payments, as well as (ii) straight-supply agreements, which may contain minimum purchase commitments.

These agreements may include future payment commitments for contingent contract payments. We will be responsible for contingent contract payments based upon the occurrence of future events. Each agreement defines the triggering event of its future payment schedule, such as meeting development progress timelines, successful product testing and validation, successful clinical studies, various FDA and other regulatory approvals, and other factors as negotiated in each case.

We have entered into significant development, marketing, and supply agreements with A.C.S. Dobfar S.p.a. (“Dobfar”), A.C.S. Dobfar SA-Switzerland (“Info”), Gland Pharma Limited (“Gland”), and Actavis, an international pharmaceutical company. Key terms of these agreements are set forth below.

Info

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

In addition, we also have supply agreements or other purchase commitments with Dobfar and/or WorldGen LLC, a distributor for Dobfar covering seven currently marketed products – ampicillin, ampicillin sulbactam, cefazolin, cefepime, cefoxitin, ceftazadime and ceftriaxone – and, with Info, covering three currently marketed products – ciprofloxacin, fluconazole, and zoledronic acid bags, in both 4mg and 5mg presentations, and additional products currently under development.

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

Actavis

In April 2009, we entered into a development, manufacturing and supply agreement with Actavis. Under the terms of this agreement, we became the exclusive U.S. marketing partner under certain conditions for a portfolio of six specialty injectable products developed and manufactured by Actavis under its ANDAs. In February 2010, this agreement was amended to include two additional products. Pursuant to this agreement, Actavis would supply these products to us at a specified transfer price and will receive a specified percentage of the net profit from sales of such products. In March 2013, we agreed with Actavis to terminate the development, manufacturing and supply agreement, effective December 31, 2014. As consideration for the termination of the agreement, we received a greater percentage of the net profit from sales of products during the remaining term of the agreement and a one-time payment of $5,000. Prior to the December 31, 2014 termination, this agreement with Actavis covered ten marketed products.

The table below summarizes our estimate for contingent potential contractual payments and fees for the year ended December 31, 2015 and beyond assuming all contingent contractual payments occur. These payments do not include sales-based royalty payments, which are dependent on the introduction of new products. As new products are launched, sales-based royalty payments are recognized as an element of cost of goods sold in the consolidated statements of operations.

Contingent contractual payments are as follows at December 31, 2014:

2015	$14,503
2016	5,400
2017	2,608
2018	3,367
2019	132
2020 and Thereafter	565

Total	$26,575

Leases

We have entered into various operating lease agreements for building and office space, communications, information technology equipment and software, office equipment and automobile. Total rental expense amounted to $656, $431, and $467 for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, total future annual minimum lease payments related to non-cancelable operating leases are as follows:

2015	$1,369
2016	903
2017	601
2018	619
2019	1,614

Total	$5,106

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

Zoledronic Acid (Generic versions of Zometa® and Reclast®). On February 20, 2013, Novartis Pharmaceuticals Corporation (“Novartis”) sued the Company and several other defendants in the United States District Court for the District of New Jersey, alleging, among other things, that sales of the Company’s (i) zoledronic acid premix bag (4mg/100ml), made by ACS Dobfar Info S.A. (“Info”), also a defendant, a generic version of Novartis’ Zometa® ready to use bottle, would infringe U.S. Patent No. 7,932,241 (the “241 Patent”) and U.S. Patent No. 8,324,189 (the “189 Patent”) and (ii) zoledronic acid premix bag (5mg/100ml), also made by Info, a generic version of Novartis’ Reclast® ready to use bottle, would infringe U.S. Patent No. 8,052,987 and the 241 Patent, and (iii) zoledronic acid vial (4mg/5ml), made by Actavis LLC, also a defendant, a generic version of Novartis’ Zometa® vial, would infringe the 189 Patent. (Novartis Pharmaceuticals Corporation v. Actavis, LLC, et. al., Case No. 13-cv-1028) On March 1, 2013, the District Court denied Novartis’ request for a temporary restraining order against the Company and the other defendants, including Actavis and Info. On March 6, 2013, the Company, began selling Actavis’ zoledronic acid vial, the generic version of Zometa® . Also, as of August 27,

2013 and October 1, 2013, the Company began selling zoledronic acid premix bags in 4mg/100ml and 5mg/100ml presentations, respectively. The Company believes it has substantial meritorious defenses to the case, and the Company has sold and will continue to sell these products. While an estimate of the potential loss resulting from an adverse final determination that one of the patents in suit is valid and infringed cannot currently be made as specific monetary damages have not been asserted, an adverse final determination could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

At this time, there are no other proceedings of which we are aware that are considered likely to have a material adverse effect on the consolidated financial position or results of operations.

Note 23. Related Party Transactions:

As of December 31, 2014 and 2013, respectively, we had a receivable of $2,156 and $3,644 from Sagent Agila LLC, which is expected to offset future profit-sharing payments. These amounts are classified as due from related party on the consolidated balance sheet. As of December 31, 2014 and 2013, respectively, we had a payable of $8,079 and $3,129 to Sagent Agila LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements that are classified as due to related party on the consolidated balance sheet. During the years ended December 31, 2014 and 2013, Sagent Agila LLC distributed $3,022 and $8,635 to its joint venture partners.

Note 24. Quarterly Financial Data (Unaudited)

	2014 Quarters
	First	Second	Third	Fourth
Net revenue	$70,869	$69,194	$65,359	$83,561
Gross profit	$20,384	$22,592	$18,770	$24,416
Income from continuing operations	$6,632	$3,318	$4,044	$5,050

Net income	$5,119	$3,069	$1,926	$29,767

Weighted-average shares used to compute net income per share
Basic	31,814	31,873	31,895	31,945
Diluted	32,614	32,665	32,960	33,031
Net income per share
Basic	$0.16	$0.10	$0.06	$0.93
Diluted	$0.16	$0.09	$0.06	$0.90

	2013 Quarters
	First	Second	Third	Fourth
Net revenue	$60,211	$59,591	$60,842	$64,106
Gross profit	$18,458	$23,218	$18,587	$17,259
Loss from continuing operations	$9,887	$13,434	$3,101	$4,958

Net loss	$9,838	$13,370	$2,826	$3,560

Weighted-average shares used to compute net loss per share
Basic	28,135	28,163	28,745	31,776
Diluted	28,746	28,828	29,568	32,609
Net income per share
Basic	$0.35	$0.47	$0.10	$0.11
Diluted	$0.34	$0.46	$0.10	$0.11

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We, through our wholly-owned subsidiary, Sagent Acquisition Corp., a Canadian company, acquired all of the issued and outstanding shares of the capital stock of 7685947 Canada Inc., and its subsidiary, Omega Laboratories Limited (collectively, “(“Omega”), a privately held Canadian pharmaceutical and specialty healthcare products company”) on October 1, 2014. As a result of the completion of the transaction, Omega became a wholly-owned subsidiary of the Company effective October 1, 2014. Omega represents approximately $107.7 million of our total assets, $77.9 million of our net assets, $ 8.6 million of our net revenue and $ 2.1 million of our net loss as of and for the year ended December 31, 2014. As Omega was acquired in a purchase business combination during the fourth quarter of 2014, the scope of our assessment of the effectiveness of internal control over financial reporting does not include Omega. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Management reviewed the results of our assessment with the Audit Committee of our Board of Directors. Based on this assessment, management determined that, as of December 31, 2014, we maintained effective internal control over financial reporting.

Ernst & Young LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this report, has issued an audit report on their assessment of our internal control over financial reporting as of December 31, 2014, which is included elsewhere in this Annual Report.

March 16, 2015

/s/ Jeffrey Yordon, Chief Executive Officer

/s/ Jonathon Singer, Executive Vice President and Chief Financial Officer

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2014. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sagent Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Sagent Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sagent Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sagent Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sagent Pharmaceuticals, Inc.

We have audited Sagent Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sagent Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of 7685947 Canada Inc., and its subsidiary, Omega Laboratories Limited, which is included in the 2014 consolidated financial statements of Sagent Pharmaceuticals, Inc. and constituted $107.7 million and $77.9 million of total and net assets, respectively as of December 31, 2014, and $8.6 million and $2.1 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Sagent Pharmaceuticals, Inc. also did not include an evaluation of the internal control over financial reporting of 7685947 Canada Inc., and its subsidiary, Omega Laboratories Limited.

In our opinion, Sagent Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sagent Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014 of Sagent Pharmaceuticals, Inc. and our report and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 16, 2015

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included in our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed within 120 days after the Company’s fiscal year end of December 31, 2014 (“2015” Proxy Statement”), and is incorporated by reference into this Annual Report.

The information on our Web site is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

Item 11.	Executive Compensation.

Information required by this Item 11 is included in our 2015 Proxy Statement and is incorporated by reference into this Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2014 were:

Equity Compensation Plan Information

	Col. A	Col. B	Col. C
Description	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (A)
Equity compensation plans approved by security holders	2,543,362	$14.71	2,705,240
Equity compensation plans not approved by security holders	—	$—	—

Information related to the security ownership of certain beneficial owners and management is included in our 2015 Proxy Statement and is incorporated by reference into this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is included in our 2015 Proxy Statement and is incorporated by reference into this Annual Report.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item 14 is included in our 2015 Proxy Statement and is incorporated by reference into this Annual Report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Index to Consolidated Financial Statements and Schedules

Page
Consolidated Balance Sheets at December 31, 2014 and 2013	54
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012	55
Consolidated Statements of Comprehensive Income (loss) for the years ended December 31, 2014, 2013 and 2012	56
Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2014, 2013 and 2012	57
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2014 and 2013	58
Report of Management on Internal Control Over Financial Reporting	92
Report of Independent Registered Public Accounting Firm	94
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	95
Financial Statement Schedule – Valuation and Qualifying Accounts	103

Financial Statements of Kanghong Sagent (Chengdu) Pharmaceutical Co. Ltd., at June 4, 2013 and for the period from January 1, 2013 to June 4, 2013, the Year Ended December 31, 2012 and for the period from December 29, 2006 (date of inception) to June 4, 2013

S-3
Financial Statements of Sagent Agila LLC, at December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013, 2012, and 2011.	S-19

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b)	The following exhibits are filed as part of, or incorporated by reference into, this Annual Report

Exhibit No.

3.1	Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

3.3	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

10.1	Credit and Security Agreement, dated as of June 16, 2009, by and among Sagent Pharmaceuticals, Inc., certain subsidiaries of the borrower named therein, and Midcap Funding I, LLC. (Incorporated by reference to Exhibit 10.1 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.2	Limited Waiver and Amendment No. 1 Regarding Credit Agreement, dated as of December 9, 2009, by and among Sagent Pharmaceuticals, Inc. and Midcap Funding I, LLC. (Incorporated by reference to Exhibit 10.2 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.3	Limited Waiver and Amendment No. 2 Regarding Credit Agreement, effective as of March 1, 2010, by and among Sagent Pharmaceuticals, Inc. and Midcap Funding I, LLC. (Incorporated by reference to Exhibit 10.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

Exhibit No.

10.4	Amendment No. 3 Regarding Credit Agreement, effective as of May 31, 2010, by and among Sagent Pharmaceuticals, Inc., Midcap Funding IV, LLC and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.5	Amendment No. 4 Regarding Credit Agreement, effective as of December 31, 2010, by and among Sagent Pharmaceuticals, Inc., Midcap Funding IV, LLC and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.5 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.6	Amendment No. 5 Regarding Credit Agreement, effective as of March 8, 2011, by and among Sagent Pharmaceuticals, Inc., Midcap Funding IV, LLC and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.6 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.7	Credit and Security Agreement, dated as of March 8, 2011, by and among Sagent Pharmaceuticals, Inc. and Midcap Funding III, LLC. (Incorporated by reference to Exhibit 10.7 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.8	Joinder and Amendment No. 6 Regarding Credit Agreement, dated September 26, 2011, by and among Sagent Pharmaceuticals, Sagent Pharmaceuticals, Inc., Midcap Funding IV, LLC and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed September 30, 2011).)

10.9	Joinder and Amendment No. 1 Regarding Credit Agreement, dated September 26, 2011, by and among Sagent Pharmaceuticals, Sagent Pharmaceuticals, Inc., Midcap Funding III, LLC and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed September 30, 2011).)

10.10+	Sagent Holding Co. Amended and Restated 2007 Global Share Plan. (Incorporated by reference to Exhibit 10.21 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.11+	Form of Stock Option Agreement under the Sagent Holding Co. Amended and Restated 2007 Global Share Plan. (Incorporated by reference to Exhibit 10.22 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.12+	2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.8 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.13+	Form of Incentive Stock Option Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.9 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.14+	Form of Restricted Stock Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.10 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.15+	Form of Restricted Stock Unit Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.11 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.16+	Form of Stock Appreciation Rights Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.12 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.17+	Form of Non-Qualified Stock Option Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.13 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

Exhibit No.

10.18	Manufacture and Supply Agreement, dated as of December 17, 2007, by and among Sagent Pharmaceuticals, Inc., A.C.S. Dobfar S.p.a. and its affiliate, WorldGen LLC. (Incorporated by reference to Exhibit 10.23 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.19	Development and Supply Agreement, dated as of June 27, 2008, as amended, by and between Sagent Holding Co. and Gland Pharma Limited. (Incorporated by reference to Exhibit 10.24 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.20+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Jeffrey Yordon. (Incorporated by reference to Exhibit 10.25 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.21+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Ronald Pauli. (Incorporated by reference to Exhibit 10.26 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.22+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Michael Logerfo. (Incorporated by reference to Exhibit 10.27 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.23+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Lorin Drake. (Incorporated by reference to Exhibit 10.28 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.24+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Albert Patterson. (Incorporated by reference to Exhibit 10.29 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.25+	Employment Agreement, dated as of September 12, 2011, by and between Sagent Pharmaceuticals, Inc. and Jonathon M. Singer (Incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).)

10.26+	Offer letter, dated as of August 18, 2011, by and between Sagent Pharmaceuticals, Inc. and Jonathon M. Singer (Incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).)

10.27	Warrant to purchase 2,380,952 Preference Shares of Sagent Holding Co. sold pursuant to Sagent Holding Co. Series B-1 Preference Shares and Warrant Purchase Agreement, among the registrant and Key Gate Investments Limited, dated April 6, 2010. (Incorporated by reference to Exhibit 10.19 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.28	Warrant to purchase 2,040,816 Preference Shares of Sagent Holding Co. sold pursuant to Sagent Holding Co. Series B-1 Preference Shares and Warrant Purchase Agreement, among the registrant and Key Gate Investments Limited, dated April 6, 2010. (Incorporated by reference to Exhibit 10.20 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.29	Letter Agreement, dated as of April 5, 2011, by and between the registrant and Key Gate Investments Limited. (Incorporated by reference to Exhibit 10.30 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.30	Loan and Security Agreement, dated February 13, 2012, by and among Sagent Pharmaceuticals, Inc., Sagent Pharmaceuticals, and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 16, 2012).)

Exhibit No.

10.31	Second Loan Modification Agreement, dated September 23, 2013, by and among Sagent Pharmaceuticals, Inc., a Delaware corporation, Sagent Pharmaceuticals, Inc., a Wyoming corporation, and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed September 24, 2013).

10.32	Joint Venture Agreement, dated as of January 18, 2007 for Formation of Sagent Strides Inc. between Sagent Inc. and Strides Arcolab International Limited (Incorporated by reference to Exhibit 10.32 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.33+	Employment Agreement, dated as of March 25, 2013, by and between Sagent Pharmaceuticals, Inc. and James M. Hussey (Incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.34+	Offer Letter, dated March 12, 2013, by and between Sagent Pharmaceuticals, Inc. and James M. Hussey (Incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.35	Share Purchase Agreement, dated April 30, 2013, by and between Sagent Pharmaceuticals, Inc. and Chengdu Kanghong Pharmaceuticals (Group) Co. Ltd. (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed May 6, 2013).

10.36	Share Pledge Agreement, dated April 30, 2013, by and between Sagent Pharmaceuticals, Inc. and Chengdu Kanghong Pharmaceuticals (Group) Co. Ltd. (Incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed May 6, 2013).

10.37	Loan Contract dated August 24, 2010 by and between Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd., and the Agricultural Bank of China Ltd. (Incorporated by reference to Exhibit 10.5 in the Company’s Quarterly Report on Form 10-Q filed August 6, 2013).

10.38	Loan Contract dated June 9, 2011 by and between Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd., and the Agricultural Bank of China Ltd. (Incorporated by reference to Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q filed August 6, 2013).

10.39	Share Purchase Agreement, dated October 1, 2014, by and between Sagent Pharmaceuticals, Inc., Sagent Acquisition Corp. and the several shareholders of Omega Laboratories Limited and 7685947 Canada Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2014).

10.40	Credit Agreement dated as of October 31, 2014 among Sagent Pharmaceuticals, the Lenders Party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2014).

21.1*	List of subsidiaries of Sagent Pharmaceuticals, Inc.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm

23.2*	Consent of Ernst & Young Hua Ming, independent auditors

23.3*	Consent of Ernst & Young LLP, independent auditors

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.

101.1	The following materials from Sagent’s Annual Report on Form 10-K for the year ended December 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Operations for the twelve months ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (vi) Notes to the Consolidated Financial Statements, and (vii) document and entity information.

+	Indicates a management contract or compensatory plan or arrangement
*	Indicates an exhibit filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT PHARMACEUTICALS, INC.

By:	/S/ JONATHON M. SINGER
(Jonathon M. Singer, Executive Vice President and Chief Financial Officer)

Date: March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ JEFFREY M. YORDON (Jeffrey M. Yordon)	Chief Executive Officer (principal executive officer)	March 16, 2015

/S/ JONATHON M. SINGER (Jonathon M. Singer)	Executive Vice President and Chief Financial Officer (principal financial officer)	March 16, 2015

/S/ JEFFREY W. GREVE (Jeffrey W. Greve)	Vice President, Controller (principal accounting officer)	March 16, 2015

/S/ MARY TAYLOR BEHRENS (Mary Taylor Behrens)	Director	March 16, 2015

/S/ MICHAEL FEKETE (Michael Fekete)	Director	March 16, 2015

/S/ ROBERT FLANAGAN (Robert Flanagan)	Director	March 16, 2015

/S/ ANTHONY KRIZMAN (Anthony Krizman)	Director	March 16, 2015

/S/ FRANK KUNG, PH.D (Frank Kung, Ph.D)	Director	March 16, 2015

Sagent Pharmaceuticals, Inc.

Valuation and Qualifying Accounts

For the years ended December 31, 2013, 2012 and 2011

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Chargeback Allowance
Year ended December 31, 2014	$43,682	$403,493	$—	$384,087	$63,088
Year ended December 31, 2013	$24,265	$300,835	$—	$281,418	$43,682
Year ended December 31, 2012	$28,932	$166,051	$—	$170,718	$24,265

Allowance for Cash Discounts
Year ended December 31, 2014	$2,414	$13,364	$—	$13,338	$2,440
Year ended December 31, 2013	$1,373	$12,204	$—	$11,163	$2,414
Year ended December 31, 2012	$1,804	$7,665	$—	$8,096	$1,373

Allowance for Credits
Year ended December 31, 2014	$4,895	$23,406	$—	$12,441	$15,860
Year ended December 31, 2013	$3,262	$6,760	$—	$5,127	$4,895
Year ended December 31, 2012	$1,940	$3,539	$—	$2,217	$3,262

Deferred Tax Valuation Allowance
Year ended December 31, 2014	$42,109	$11,164	$—	$43,323	$9,950
Year ended December 31, 2013	$46,657	$1,158	$5,843	$11,549	$42,109
Year ended December 31, 2012	$40,816	$5,841	$—	$—	$46,657

Inventory Reserve Allowance
Year ended December 31, 2014	$5,099	$2,238	$508	$4,603	$3,242
Year ended December 31, 2013	$2,021	$3,078	$—	$—	$5,099
Year ended December 31, 2012	$6,443	$—	$—	$4,422	$2,021

Allowance for Doubtful Accounts
Year ended December 31, 2014	$23	$1,440	$—	$30	$1,433
Year ended December 31, 2013	$124	$—	$—	$101	$23
Year ended December 31, 2012	$—	$124	$—	$—	$124

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

/s/ Ernst & Young Hua Ming

Shanghai, the People’s Republic of China

March 11, 2013

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Balance Sheets

(Amounts in thousands of U.S. Dollars)

June 4, 2013
Unaudited
Assets
Current assets:
Cash and cash equivalents	$2,704
Prepaid expenses and other current assets	196
Inventory	2,396

Total current assets	5,296

Non-current assets:
Property, plant and equipment, net	53,112
Intangible assets, net	1,845

Total non-current assets	54,957

Total assets	$60,253

Liabilities and shareholders’ equity

Current liabilities:
Accrued employee benefits	1,027
Other payables	1,442
Amount due to related parties	4,868
Current portion of long-term bank loans	4,855

Total current liabilities	12,192

Non-current liabilities:
Long-term bank loans	14,240
Government grants	1,618

Total non-current liabilities	15,858

Total liabilities	28,050

Commitments and contingencies

Shareholders’ equity:
Paid-in capital (no par value)	50,000
Additional paid-in capital	1,524
Deficit accumulated during the development stage	(24,886)
Accumulated other comprehensive income	5,565

Total shareholders’ equity	32,203

Total liabilities and shareholders’ equity	$60,253

The accompanying notes are an integral part of these financial statements

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Statements of Loss

(Amounts in thousands of U.S. Dollars)

	Period from January 1, 2013 to June 4, 2013	Year Ended December 31,	Period from December 29, 2006 (date of inception) to June 4, 2013

		2012
	Unaudited		Unaudited
Operating expenses:
Pre-production expenses	$(597)	$(3,759)	$(9,741)
General and administrative expenses	(2,211)	(3,417)	(15,412)

Loss from operations	(2,808)	(7,176)	(25,153)
Other income / (expense)	—	38	19
Interest income	2	90	248

Loss before income taxes	(2,806)	(7,048)	(24,886)
Income tax expense	—	—	—

Net loss	$(2,806)	$(7,048)	$(24,886)

The accompanying notes are an integral part of these financial statements

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Statements of Comprehensive Loss

(Amounts in thousands of U.S. Dollars)

	Note	Period from January 1, 2013 to June 4, 2013	Year Ended December 31,	Period from December 29, 2006 (date of inception) to June 4, 2013

			2012
		Unaudited		Unaudited
Net loss		$(2,806)	(7,048)	(24,886)
Other comprehensive income, net of tax
Foreign currency translation adjustments		568	96	5,565

Total other comprehensive income, net of tax		568	96	5,565

Comprehensive loss		$(2,238)	$(6,952)	$(19,321)

The accompanying notes are an integral part of these financial statements

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Statements of Cash Flows

(Amounts in thousands of U.S. Dollars)

	Period from January 1, 2013 to June 4, 2013	Year Ended December 31,	Period from December 29, 2006 (date of inception) to June 4, 2013

		2012
	(Unaudited)		(Unaudited)
Operating activities
Net loss	$(2,806)	$(7,048)	$(24,886)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	342	764	1,730
Share based payments	33	84	308
Salary expense of certain employee paid by a shareholder	—	229	1,216
Amortization	20	60	261
Loss on disposal of property, plant and equipment	—	—	2
Pre-production expenses offset by government grants received	—	—	(31)
Changes in operating assets and liabilities:
Inventories	(1,398)	(965)	(2,363)
Prepaid expenses and other current assets	189	(146)	(275)
Amount due to a related party	4,671	153	4,824
Accrued employee benefits and other payables	(531)	530	1,383

Net cash provided by (used in) operating activities	520	(6,339)	(17,831)
Investing activities
Purchases of property, plant and equipment	(666)	(3,587)	(48,413)
Proceeds from sale of property, plant and equipment	—	—	1
Purchases of intangible assets	—	—	(1,573)
Government grants received	480	—	1,534
Restricted cash	—	—	—

Net cash used in investing activities	(186)	(3,587)	(48,451)
Financing activities
Repayment of short-term bank loans	—	(317)	(317)
Proceeds from long-term bank loans	—	—	18,579
Capital contribution from shareholders	—	—	50,000

Net cash (used in)/provided by financing activities	—	(317)	68,262
Net increase (decrease) in cash and cash equivalents	334	(10,243)	1,980
Effect of foreign exchange rate changes on cash	(2)	14	724
Cash and cash equivalents, at beginning of year/period	2,372	12,601	—

Cash and cash equivalents, at end of year/period	$2,704	$2,372	$2,704

Supplemental disclosures of cash flow information:
Acquisition of property, plant and equipment included in other payables	$(148)	$(629)	$902
Interest paid	$513	$1,295	$2,550

Noncash financing activity
Capital contribution from a shareholder	$33	$313	$1,524

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

Year Ended December 31, 2012 and for

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S GAAP”). The financial statements from the period from January 1, 2013 to June 4, 2013 and from the period from December 29, 2006 (date of inception) to June 4, 2013 are unaudited.

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

The period from January 1, 2013 to June 4, 2013 (unaudited),

Year Ended December 31, 2012 and for

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

Year Ended December 31, 2012 and for

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

Year Ended December 31, 2012 and for

the period from December 29, 2006 (date of inception) to June 4, 2013 (unaudited)

(Amounts in thousands of U.S. Dollars unless otherwise stated)

2.	Summary of Significant Accounting Policies (continued)

flows expected to be generated by the assets, when the market prices are not readily available for the long-lived assets. The Company did not record impairment charges associated with its long-lived assets or intangible assets during the period from January 1, 2013 to June 4, 2013 the year ended December 31, 2012 and for the period from December 29, 2006 (date of inception) to June 4, 2013.

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

Comprehensive Loss

Comprehensive loss is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Other comprehensive income is reported in the statement of comprehensive loss and the statement of shareholders’ equity. Comprehensive loss of the Company includes net loss and foreign currency translation differences for the period from January 1, 2013 to June 4, 2013, the year ended December 31, 2012 and for the period from December 29, 2006 (date of inception) to June 4, 2013.

3.	Concentration of Risk

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents. As of June 4, 2013, the Company’s cash and cash equivalents were all deposited with two financial institutions located in the PRC. Management believes that the

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

The period from January 1, 2013 to June 4, 2013 (unaudited),

Year Ended December 31, 2012 and for

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

Foreign Currency Exchange Rate Risk

The RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The appreciation of the RMB against the U.S. dollar was approximately 1.7% and 0.2% in the period from January 1, 2013 to June 4, 2013 and the year ended December 31, 2012, respectively.

4.	Inventory

Inventory consists of the following:

June 4, 2013
(Unaudited)
Raw materials	$2,439
Finished goods	329
Inventory reserve	(371)

$2,396

Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd.

(a development stage company)

Notes to Financial Statements

The period from January 1, 2013 to June 4, 2013 (unaudited),

Year Ended December 31, 2012 and for

the period from December 29, 2006 (date of inception) to June 4, 2013 (unaudited)

(Amounts in thousands of U.S. Dollars unless otherwise stated)

5.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

June 4, 2013
(Unaudited)
At cost:
Building	$1,117
Machinery	3,948
Office equipment	440
Vehicles	145

5,648
Less accumulated depreciation	(1,748)

3,900
Construction in progress	49,212

$53,112

For the period from January 1, 2013 to June 4, 2013, the year ended December 31, 2012 and for the period from December 29, 2006 (date of inception) to June 4, 2013, depreciation expense was $342, $764 and $1,730, respectively. The amount of depreciation expense included in pre-production expenses was $12, $665 and $1,066 for the respective periods, and the amount included in general and administrative expenses was $330, $99 and $664 for the respective periods. As of June 4, 2013, the net book values of property, plant and equipment pledged as collateral for bank loans was $51,828. Construction in progress included capitalized interest of $570, $1,295 and $2,605 from January 1, 2013 to June 4, 2013, for the year ended December 31, 2012, and for the period from December 29, 2006 (date of inception) to June 4, 2013, respectively.

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

Year Ended December 31, 2012 and for

the period from December 29, 2006 (date of inception) to June 4, 2013 (unaudited)

(Amounts in thousands of U.S. Dollars unless otherwise stated)

6.	Intangible Assets (continued)

Amortization expenses of intangible assets for the period ended June 4, 2013, the year ended December 31, 2012 and for the period from December 29, 2006 (date of inception) to June 4, 2013 were $20, $60 and $261, respectively, and were recorded in general and administrative expenses.

The future amortization of intangible assets is as follows:

Year Ending June 4,
2014	44
2015	41
2016	41
2017	41
2018	41
Thereafter	1,637

$1,845

7.	Other Payables

Other payables consist of the following:

June 4, 2013 (unaudited)
Payables for purchase of property and equipment	$547
Others	895

$1,442

8.	Long-Term Bank Loans

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

Year Ended December 31, 2012 and for

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

In accordance with the PRC Corporate Income Tax Law (the “New CIT Law”) which was approved and became effective on January 1, 2008, the provision for Mainland China current income tax has been based on a statutory rate of 25% of the assessable profits of the Company for period from January 1, to June 4, 2013 and the year ended December 31, 2012.

Loss before income taxes for the period from January 1, 2013 to June 4, 2013 and the year ended December 31, 2012 was derived in the PRC.

The Company’s total income tax expense for the period from January 1, 2013 to June 4, 2013, the year ended December 31, 2012 and for the period from December 29, 2006 (date of inception) to June 4, 2013 is zero, and differs from the theoretical amount that would arise using the PRC statutory income tax rate primarily due to the effects of valuation allowances on the deferred tax assets generated during the respective years.

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

Year Ended December 31, 2012 and for

the period from December 29, 2006 (date of inception) to June 4, 2013 (unaudited)

(Amounts in thousands of U.S. Dollars unless otherwise stated)

9.	Income Taxes (continued)

Based upon the Company’s evaluation of its income tax positions as of June 4, 2013, the Company has no unrecognized tax positions. As of June 4, 2013, the tax years ended December 31, 2008 through 2012 and for the period January 1, 2013 to June 4, 2013 for the PRC entities remain open for statutory examination by the PRC tax authorities.

10.	Shareholder Contribution

Sagent Pharmaceuticals, Inc., one of the Company’s shareholders, granted stock options to two of the Company’s employees and also provided cash compensation to one of these employees in 2013, 2012 and 2011. Twenty-five percent of these options are to be vested on each anniversary date from the vesting commencement date of the respective grants over a four year period. These stock options are accounted for as non-employee stock options given these stock options were granted to employees of an investee by a non-controlling shareholder. Therefore, these grants are recorded at fair value at each reporting date during the vesting period. The Company recorded $33, $313 and $1,524 as a shareholder contribution and recognized the associated stock-based and cash compensation expense in the general and administrative expense for the period ended January 1, 2013 to June 4, 2013, the year ended December 31, 2012 and for the period from December 29, 2006 (date of inception) to June 4, 2013.

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

Year Ended December 31, 2012 and for

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

Report of Independent Auditors

The Board of Directors and Members of Sagent Agila LLC.

We have audited the accompanying financial statements of Sagent Agila LLC, which comprise the balance sheet as of December 31, 2014, and the related statement of operations and comprehensive income, statement of members’ equity and statement of cash flow for the years ended December 31, 2014 and December 31, 2012, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sagent Agila LLC at December 31, 2014 and the results of its operations and its cash flows for the years ended December 31, 2014 and December 31, 2012 in conformity with U.S. generally accepted accounting principles.

Report on summarized comparative information

We have not audited, reviewed or compiled the summarized comparative information presented herein as of and for the year ended December 2013, and accordingly, we express no opinion on it.

/s/ Ernst & Young LLP

Chicago, Illinois

March 16, 2015

Sagent Agila LLC

Balance Sheets

(in thousands, except share amounts)

	December 31,
	2014	2013 (unaudited)
Assets
Current assets:
Cash	$901	$1,143
Due from Agila	2,353	3,638
Due from Sagent	8,079	3,129

Total current assets	11,333	7,910
Intangible assets, net	360	522

Total assets	$11,693	$8,432

Liabilities and members’ equity
Current liabilities:
Due to Agila	$468	$674
Due to Sagent	2,168	3,654

Total liabilities	2,636	4,328

Members’ equity:
Common stock – $1.00 par value, 3,400,000 authorized and outstanding at both December 31, 2014 and 2013	3,400	3,400
Retained earnings	5,657	704

Total members’ equity	9,057	4,104

Total liabilities and members’ equity	$11,693	$8,432

See accompanying notes to financial statements.

Sagent Agila LLC

Statements of Operations and Comprehensive Income

(in thousands)

	Year ended December 31,
	2014	2013	2012
		(Unaudited)
Net revenue:
Product revenue	$1,636	$11,242	$17,578
License fees	6,457	5,685	11,370

Total net revenue	8,093	16,927	28,948
Cost of sales	1,772	11,473	17,669

Gross profit	6,321	5,454	11,279
Operating expenses:
Product development	40	387	970
Selling, general and administrative	—	—	7

Total operating expenses	40	387	977

Gain on sale of products	(1,694)	(3,372)	—

Income from operations	7,975	8,439	10,302

Income before income taxes	7,975	8,439	10,302
Provision for income taxes	—	—	—

Net Income	$7,975	$8,439	$10,302

Comprehensive Income	$7,975	$8,439	$10,302

See accompanying notes to financial statements.

Sagent Agila LLC

Statements of Members’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance as of January 1, 2012	3,400,000	$3,400	$960	$—	$(633)	$3,727
Contributions by members	—	—	580	—	—	580
Dividends and distributions	—	—	(1,125)	—	(9,184)	(10,309)
Comprehensive income		—	—	—	10,302	10,302

Balance as of December 31, 2012	3,400,000	$3,400	$415	$—	$485	$4,300
Dividends and distributions (unaudited)	—	—	(415)	—	(8,220)	(8,635)
Comprehensive income (unaudited)	—	—	—	—	8,439	8,439

Balance as of December 31, 2013 (unaudited)	3,400,000	$3,400	$—	$—	$704	$4,104
Dividends and distributions	—	—	—	—	(3,022)	(3,022)
Comprehensive income	—	—	—	—	7,975	7,975

Balance as of December 31, 2014	3,400,000	$3,400	$—	$—	$5,657	$9,057

See accompanying notes to financial statements.

Sagent Agila LLC

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2014	2013	2012
		(Unaudited)
Cash flows from operating activities
Net income	$7,975	$8,439	$10,302
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	135	248	238
Disposal of product rights	67	—	—
Changes in operating assets and liabilities:
Due from members	(3,665)	2,655	2,681
Other current assets	—	—	3
Accounts payable	—	(132)	132
Due to members	(1,692)	(3,025)	(2,000)

Net cash provided by operating activities	2,820	8,185	11,356

Cash flows from investing activities
Purchase of product rights	(40)	—	(35)

Net cash used in investing activities	(40)	—	(35)

Cash flows from financing activities
Distribution of products to members	(1,760)	(3,400)	—
Dividends paid to members	(1,262)	(5,235)	(10,309)
Proceeds from member contributions	—	—	580

Net cash used in financing activities	(3,022)	(8,635)	(9,729)

Net (decrease) increase in cash and cash equivalents	(242)	(450)	1,592
Cash and cash equivalents, at beginning of period	1,143	1,593	1

Cash and cash equivalents, at end of period	$901	$1,143	$1,593

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

All of our products are sold to Sagent, who sells the products into the U.S. market. The initial term of the venture expires upon the tenth anniversary of its formation. Sagent and Mylan may agree to extend the term of the venture.

Basis of Presentation

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The financial statements as of and for the year ended December 31, 2013 and the notes related there to are unaudited.

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

Cash

At December 31, 2014, our cash balances were deposited in financial institutions and consisted of immediately available fund balances. The majority of our funds at December 31, 2014, were maintained at one stable financial institution, in an amount in excess of federally insured limits. This represents a concentration of credit risk. We have not experienced any losses on our deposits of cash and cash equivalents to date.

Fair value of financial instruments

The carrying value of financial assets and liabilities such as cash and other current liabilities approximate their fair values due to their short maturities.

Impairment of Long-Lived Assets

We evaluate long-lived assets, consisting of intangible assets with definite lives, for impairment whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected future undiscounted cash flows, in addition to other quantitative and qualitative analyses. Judgments made by management related to the expected useful lives of long-lived assets and the ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as changes in economic conditions and changes in operating performance. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. We recorded impairment charges of $49 for the year ended December 31, 2014. There were no impairment charges recorded during the years ended December 31, 2013 or 2012.

Product Development Agreements

Product development costs are expensed as incurred. These expenses include the costs of our internal product development efforts and acquired in-process research and development, as well as product development costs incurred in connection with our third-party contract research and development efforts. Non-refundable contractual payments made under contract research and development arrangements for future research and development activities prior to regulatory approval, including payments made upon execution of a definitive contract research and development agreement, are deferred and are expensed as the related services are performed. If we determine that it is no longer probable that the product will be pursued, any related capitalized amount is expensed in the current period. Contractual payments due to a counterparty for development efforts that are contingent upon the successful completion of certain activities are expensed when the successful completion is considered probable.

Once a product receives regulatory approval, we record any contractual payments for the license to sell the developed product as an intangible asset to be amortized on a straight-line basis as a component of cost of sales over the shorter of the related license period or the estimated life of the acquired product. At December 31, 2014, the amortization period for intangible assets arising from approved products was seven years with a weighted-average period prior to the next renewal or extension of four and one half years. We make the determination whether to capitalize or expense amounts related to the development of new products and technologies through agreements with third parties based on our ability to recover our cost in a reasonable period of time, generally the initial license term, from the estimated future cash flows anticipated to be generated pursuant to each agreement. Market, regulatory and legal factors, among other things, may affect the realizability of the projected cash flows that an agreement was initially expected to generate. We regularly monitor these factors and subject capitalized costs to periodic impairment testing.

Intangible Assets

Certain amounts paid to third parties which are capitalized related to the development of new products and technologies are included within intangible assets. We determine the estimated fair values of certain intangible assets with definitive lives utilizing valuations performed by management at the time of their acquisition, based on anticipated future cash flow activity.

Non-refundable contractual payments made under contract research and development arrangements or product licensing arrangements prior to receiving regulatory approval for a product may be deferred, and are expensed as the related services are delivered and related milestones are achieved.

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

Recently Adopted Accounting Standards

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

Note 2. Deconsolidation of product rights

On December 19, 2014, Sagent entered into and closed an agreement with Mylan to acquire the rights to our Rocuronium, Clinadmycin and Cisatracurium product rights. The fair value of purchase consideration for the transaction was $1,760, which was the aggregate purchase consideration transferred to the Company by Sagent in exchange for 100% ownership of the product rights. We accounted for the transaction as the deconsolidation of our ownership in these assets, and recognized a gain equal to the fair value of the assets less the write-off of unamortized costs or $1,694. Our distribution of the fair value of these rights to Sagent and Mylan has been reported as distribution of products to members in our statement of cash flows.

On August 30, 2013, Sagent entered into an agreement with Mylan to acquire the rights to our Mesna and Acetylcystine product rights. The fair value of purchase consideration for the transaction was $3,400, which was based on the aggregate purchase consideration transferred to the Company by Sagent in exchange for 100% ownership of the product rights. The transaction closed on December 12, 2013, subsequent to the completion of Mylan’s acquisition of Agila from Strides. We accounted for the transaction as the deconsolidation of our ownership in these assets, and recognized a gain equal to the net fair value of the assets less the write-off of remaining unamortized costs or $3,372. Our distribution of the fair value of these rights to Sagent and Mylan has been reported as distribution of products to members in our statement of cash flows.

Note 3. Intangible assets, net

Intangible assets at December 31, 2014 and 2013 were as follows:

	December 31, 2014			December 31, 2013 (unaudited)
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$558	$(198)	$360	$798	$(276)	$522

Movements in intangible asset product licensing rights were due to the following:

	2014	2013 (unaudited)
Balance at January 1	$522	$645
Acquisition of product rights	40	—
Disposal of product rights	(67)
Amortization of product rights	(135)	(123)

Balance at December 31	$360	$522

Amortization expense related to our product licensing rights was $135, $123 and $88 for the years ended December 31, 2014, 2013 and 2012, respectively. Included in amortization expense for the year ended December 31, 2014 is $49 of asset impairment charges. The weighted-average period prior to the next extension or renewal for the 10 products comprising our product licensing rights intangible asset was 54 months at December 31, 2014.

We currently estimate amortization expense over each of the next five years as follows:

For the year ending December 31,	Amortization expense
2015	$80
2016	76
2017	70
2018	48
2019	32

Note 4. Members’ Equity

Common Stock

We are authorized to issue 3,400,000 shares of common stock as of both December 31, 2014 and 2013.

Voting Rights

The holders of our common stock are entitled to one vote for each share held of record upon such matters and in such manner as may be provided by law.

Dividends

We accrue dividends when, and if, declared by our Members. During the years ended December 31, 2014 and 2013, we distributed $1,262 and $5,235, respectively, of profit sharing receipts to our joint venture partners. Additionally, during the years ended December 31, 2014 and 2013, we distributed ownership in the amounts of $1,760 and $3,400, respectively, of the product sold by us to our members.

Note 5. Commitments and Contingencies

Product Development Agreements

We have entered into a series of business agreements with Sagent and Agila for the development, manufacturing and marketing of finished dosage form pharmaceutical products, some of which contain contingent contractual payments.

These agreements may include future payment commitments for contingent contractual payments. We will be responsible for contingent contractual payments based upon the occurrence of future events. Each agreement defines the triggering event of its future payment schedule, such as meeting development progress timelines, successful product testing and validation, successful clinical studies, various FDA and other regulatory approvals, and other factors as negotiated in each case.

The table below summarizes our estimate for contingent potential contractual payments and fees for the year ended December 31, 2014 and beyond assuming all contingent milestone payments occur.

Contingent contract payments are as follows at December 31, 2014:

2015	$90
2016	140
2017	—
2018	—
2019	—
Thereafter	—

Total	$230

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

Note 6. Related party transactions:

As of December 31, 2014 and 2013, we had a receivable of $8,079 and $3,129, respectively, from Sagent, which is related to inventory shipments and license fees due. As of December 31, 2014 and 2013, we also had a deposit of $2,353 and $3,638, respectively, with Agila related to future inventory purchases and prepayment of certain license fee revenues. These amounts are included within due from Sagent and due from Agila, respectively, on the balance sheets. As of December 31, 2014 and 2013, we had a payable of $2,168 and $3,654, respectively, to Sagent for inventory markups on certain products and shipment related charges and a payable of $468 and $674, respectively, to Agila, principally related to inventory shipments.

Note 7. Subsequent events:

We evaluated subsequent events through March 16, 2015, the date the financial statements were available to be issued. No subsequent events requiring disclosure were noted.