Form 10-Q
period 2015-03-31
Sagent Pharmaceuticals, Inc.
filed 2015-05-05
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

At April 30, 2015, there were 32,089,282 shares of the registrant’s common stock outstanding.

Sagent Pharmaceuticals, Inc.

In this report, “Sagent,” “we,” “us,” “our” and the “Company” refers to Sagent Pharmaceuticals, Inc. and subsidiaries, and “Common Stock” refers to Sagent’s common stock, $0.01 par value per share.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,350	$55,633
Short-term investments	19,893	18,473
Accounts receivable, net of chargebacks and other deductions	53,530	42,780
Inventories, net	61,578	61,781
Due from related party	2,308	2,156
Current deferred tax assets	12,215	12,135
Prepaid expenses and other current assets	6,664	5,560

Total current assets	205,538	198,518
Property, plant, and equipment, net	69,784	71,153
Investment in joint ventures	5,424	4,539
Goodwill	26,106	28,155
Intangible assets, net	59,048	65,575
Non-current deferred tax assets	12,940	13,173
Other assets	386	375

Total assets	$379,226	$381,488

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$46,582	$32,710
Due to related party	10,730	8,079
Accrued profit sharing	10,393	10,684
Accrued liabilities	16,301	19,346
Current portion of deferred purchase consideration	8,825	8,725
Current portion of long-term debt	275	508
Notes payable	—	5,499

Total current liabilities	93,106	85,551
Long term liabilities:
Long-term debt	1,702	1,945
Deferred income taxes	13,823	15,706
Other long-term liabilities	2,489	2,534

Total liabilities	111,120	105,736

Stockholders’ equity:
Common stock—$0.01 par value, 100,000,000 authorized, and 32,085,707 and 31,976,661 outstanding at March 31, 2015 and December 31, 2014, respectively	321	320
Additional paid-in capital	354,236	352,982
Accumulated other comprehensive income (loss)	(10,382)	(3,374)
Accumulated deficit	(76,069)	(74,176)

Total stockholders’ equity	268,106	275,752

Total liabilities and stockholders’ equity	$379,226	$381,488

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2015	2014

Net revenue	$82,645	$70,869
Cost of sales	60,720	50,485

Gross profit	21,925	20,384
Operating expenses:
Product development	5,315	4,020
Selling, general and administrative	13,125	10,013
Acquisition-related costs	1,251	—
Management transition costs	3,308	—
Equity in net income of joint ventures	(885)	(281)

Total operating expenses	22,114	13,752

Income (loss) from operations	(189)	6,632
Interest income and other income (expense), net	(1,056)	(86)
Interest expense	(330)	(213)

Income (loss) before income taxes	(1,575)	6,333
Provision for income taxes	319	1,214

Net income (loss)	$(1,894)	$5,119

Net income (loss) per common share:
Basic	$(0.06)	$0.16
Diluted	$(0.06)	$0.16

Weighted-average of shares used to compute net income (loss) per common share:
Basic	32,043	31,814
Diluted	32,043	32,614

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014

Net income (loss)	$(1,894)	$5,119
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(7,038)	(436)
Unrealized gains on available for sale securities	30	15

Total other comprehensive loss, net of tax	(7,008)	(421)

Comprehensive income (loss)	$(8,902)	$4,698

See accompanying notes to condensed consolidated financial statements

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(1,894)	$5,119
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,089	1,750
Stock-based compensation	1,090	1,196
Equity in net (income) loss of joint ventures	(885)	(281)
Deferred income taxes, net	(843)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11,071)	(10,172)
Inventories, net	(844)	2,272
Prepaid expenses and other current assets	(646)	(129)
Due from related party	3,169	259
Accounts payable and other accrued liabilities	11,831	(4,409)

Net cash provided by (used in) operating activities	2,996	(4,395)

Cash flows from investing activities
Capital expenditures	(2,240)	(556)
Purchases of investments	(2,464)	(21,784)
Sale of investments	1,000	21,250
Purchase of product rights	(100)	(989)

Net cash used in investing activities	(3,804)	(2,079)

Cash flows from financing activities
Reduction in short-term borrowings	(5,189)	—
Repayment of long-term debt	(260)	(10,324)
Payment of deferred financing costs	(27)	—
Proceeds from issuance of common stock, net of issuance costs	165	149

Net cash used in financing activities	(5,311)	(10,175)

Effect of exchange rate movements in cash	(164)	55

Net decrease in cash and cash equivalents	(6,283)	(16,594)
Cash and cash equivalents, at beginning of period	55,633	42,332

Cash and cash equivalents, at end of period	$49,350	$25,738

Supplemental disclosure of cash flow information
Acquisition of property, plant and equipment in accounts payable	(801)	—

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

You should read these statements in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2014, included in our most recent Annual Report on Form 10-K filed with the SEC on March 16, 2015.

Note 2: Recent Accounting Pronouncements

In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We are required to adopt this new guidance on January 1, 2017, using one of two prescribed retroactive methods. Early adoption is not permitted. In April 2015, the FASB proposed a one year deferral to the new revenue guidance. If approved, we would be required to adopt the new guidance on January 1, 2018. We are evaluating the impact of the amended revenue recognition guidance on our consolidated financial statements.

In February 2015, the FASB issued amended guidance on the model used to evaluate whether certain legal entities should be consolidated. This guidance is effective for the Company in the first quarter of 2017. Early adoption is permitted. We are currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

Note 3. Acquisitions:

Omega Acquisition

On October 1, 2014, we, through our wholly-owned Canadian subsidiary, Sagent Acquisition Corp., entered into a Share Purchase Agreement to acquire all of the issued and outstanding shares of the capital stock of 7685947

Canada Inc., and its subsidiary, Omega Laboratories Limited (collectively, “Omega”), a privately held Canadian pharmaceutical and specialty healthcare products company for C$92,768 ($82,693), after accounting for net post-closing adjustments of C$191 ($170).

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

We recorded goodwill of $22,842 due to the synergies achieved by having control over the products and manufacturing at Omega.

The following unaudited pro forma financial information reflects the consolidated results of operations of Sagent as if the Omega acquisition had taken place on January 1, 2014. The pro forma information includes acquisition and integration expenses. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date

Condensed consolidated statement of operations information	Three months ended March 31, 2014

Net revenues	$78,417
Net income	2,576
Diluted income per common share	$0.08

Note 4. Investments:

Our investments at March 31, 2015 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Carrying value	Cash and cash equivalents	Short term investments
Assets
Cash	$8,465	$—	$—	$8,465	$8,465	$—
Money market funds	40,885	—	—	40,885	40,885	—
Corporate bonds and notes	19,903	1	(11)	19,893	—	19,893

	$69,253	$1	$(11)	$69,243	$49,350	$19,893

Investments with continuous unrealized losses for less than twelve months and their related fair values at March 31, 2015 were as follows:

	Fair value	Unrealized losses

Corporate bonds and notes	$15,126	$(11)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Because we do not currently intend to sell these investments, and it is not more likely than not that we will be required to sell our investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2015.

The original cost and estimated current fair value of our fixed-income securities at March 31, 2015 are set forth below.

	Cost basis	Estimated fair value

Due in one year or less	$12,373	$12,370
Due between one and five years	7,530	7,523

	$19,903	$19,893

Note 5. Inventories:

Inventories at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015			December 31, 2014
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory

Raw materials	$9,248	$2,848	$12,096	$10,203	$2,848	$13,051
Work in process	1,819	—	1,819	2,012	—	2,012
Finished goods	51,082	—	51,082	49,960	—	49,960
Inventory reserve	(3,419)	—	(3,419)	(3,242)	—	(3,242)

	$58,730	$2,848	$61,578	$58,933	$2,848	$61,781

Note 6. Property, plant and equipment

Property, plant and equipment at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Land and land improvements	$3,398	$3,519
Buildings and improvements	26,459	26,605
Machinery, equipment, furniture and fixtures	45,012	42,124
Construction in process	3,630	6,175

	78,499	78,423
Less accumulated depreciation	(8,715)	(7,270)

	$69,784	$71,153

Depreciation expense was $1,427 and $1,041 for the three months ending March 31, 2015 and 2014, respectively.

Note 7. Goodwill and Intangible assets, net:

Goodwill at March 31, 2015 and December 31, 2014 was $26,106 and $28,155, respectively. There were no goodwill impairment losses for the three months ended March 31, 2015 and 2014, respectively.

Movements in goodwill were due to the following:

December 31, 2014	$28,155
Foreign currency movements	(2,049)

March 31, 2015	$26,106

Intangible assets at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$4,807	$(2,987)	$1,820	$4,707	$(2,878)	$1,829
Product development rights	3,791	—	3,791	4,191	—	4,191
Purchased product rights and other	46,761	(2,319)	44,442	51,245	(1,375)	49,870

Total definite-lived intangible assets	$55,359	$(5,306)	$50,053	$60,143	$(4,253)	$55,890

In-process research and development (IPR&D)	$8,995	$—	$8,995	$9,685	$—	$9,685

Total intangible assets	$64,354	$(5,306)	$59,048	$69,828	$(4,253)	$65,575

The weighted-average period prior to the next extension or renewal for the 21 products comprising our product licensing rights intangible asset was 55 months at March 31, 2015.

Note 8. Investment in Sagent Agila:

Changes in our investment in Sagent Agila during the three months ended March 31, 2015 were as follows:

Investment in Sagent Agila at January 1, 2015	$4,539
Equity in net income of Sagent Agila	885

Investment in Sagent Agila at March 31, 2015	$5,424

Condensed statement of operations information of Sagent Agila is presented below.

	Three months ended March 31,
Condensed statement of operations information	2015	2014
Net revenues	$3,074	$1,330
Gross profit	1,770	600
Net income	1,770	562

Note 9. Debt:

Credit facilities acquired in connection with the Omega acquisition

In connection with the acquisition of Omega on October 1, 2014, we assumed a series of credit facilities and mortgages with the National Bank of Canada (“NBC”) and the Business Development Bank of Canada (“BDC”), as described below.

Omega had an authorized credit facility (the “Omega operating credit facility”) in the amount of C$8,200 ($7,309) with the NBC. The Omega operating credit facility can be utilized in the form of floating-rate advances for an amount not exceeding C$7,000 ($6,239 as of the acquisition date) and advances in the form of letters of guarantee or letters of credit, within that limit for an amount not exceeding C$2,000 ($1,782 as of the acquisition date). The Omega operating credit facility could also be utilized in the form of advances to cover Omega’s currency risk for an amount not to exceed C$1,200 ($1,070 as of the acquisition date). On October 1, 2014, the Omega operating credit facility had floating-rate advances in the amount of C$1,530 ($1,364) bearing interest at the lender’s prime rate plus 0.50% (or an effective rate of 3.5%), which we assumed as part of the acquisition. As of December 31, 2014, C$3,272 ($2,824) was outstanding under the Omega operating credit facility.

In July 2014, Omega obtained a C$3,000 demand loan (the “Omega demand loan”), from the NBC bearing interest at the prime rate of the lender, plus a premium of 1.75% (effective rate 4.75%). The Omega demand loan was secured by all of the assets of Omega for C$3,000 plus an additional security interest of 20% of this amount, bearing interest at 4.75% per annum and matured in November 2014. We assumed the Omega demand loan ($2,674 as of the acquisition date) in connection with the acquisition and subsequently extended the maturity date to January 2015. The Omega operating credit facility and the Omega demand loan were secured by a first ranking security interest in the amount of C$8,250 ($7,354 as of the acquisition date) in Omega’s inventories, trade receivables and on the intellectual property of Omega, present and future. As of December 31, 2014, C$3,000 ($2,674) was outstanding under the Omega demand loan.

Omega also had C$267 ($238) outstanding on a decreasing revolving credit facility with the NBC (the “Omega decreasing revolving credit facility”) bearing interest at the prime rate of the lender, plus 1.0% (or an effective rate equal to 4.0%). The Omega decreasing revolving credit facility was secured by a first ranking security interest of C$1,000 ($891 as of the acquisition date) on the equipment, tooling and office furniture financed by the credit facility.

The Omega credit facilities were subject to certain restrictions, including the obligation to maintain certain financial ratios. As of October 1, 2014, Omega had not met certain of these financial ratios. As a result, the Omega decreasing revolving credit facility was classified as a current liability as of the acquisition date. In January 2015, we paid off all amounts outstanding under the Omega operating credit facility, the Omega demand loan and the Omega decreasing revolving credit facility with available cash on hand.

In addition to the above, Omega has five mortgage loans with the BDC (collectively the “Omega mortgages”) which we assumed in connection with the acquisition. The Omega mortgages, which require monthly installments and which are secured by specific Omega buildings and equipment, range in amount from C$70 to C$1,250 ($62 to $1,114 as of the acquisition date) and bear interest at the lender’s prime rate (5% as of the acquisition date) plus a premium ranging from 0% - 1.5%. The Omega mortgages mature at various times from August 2019 through November 2036.

JPMorgan Chase Revolving Credit Loan Facility

On October 31, 2014, we entered into a credit agreement (the “Chase Agreement”) with JPMorgan Chase Bank, N.A., (“Chase”). As of March 31, 2015 and December 31, 2014, respectively, no borrowings were outstanding under the Chase Agreement and we were in compliance with all of our covenants under the Chase Agreement.

JP Morgan Chase China Fixed Assets Committed Loan Facility

On April 6, 2015, our subsidiary, Sagent (China) Pharmaceuticals, Co., Ltd. (“SCP”) entered into a fixed assets committed loan facility (“China Facility”) with JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (“Chase China”). SCP may make drawings under the China Facility in an aggregate amount up to $18.0 million to finance capital expenditures relating to a production line expansion. Amounts drawn under the China Facility bear interest at the LIBOR rate (or Chase China’s cost of funds if the long term foreign debt quota of Chase China is not available) plus 3.25%. Amounts drawn under the China Facility will be subject to an amortization schedule. Principal payments for any amounts drawn will be repaid in accordance with that schedule, between 36-60 months.

In connection with the China Facility, on April 6, 2015 we and our wholly-owned subsidiary, Sagent Pharmaceuticals (“Sagent Wyoming”) entered into an amendment (the “Amendment”) to the Chase Agreement as well as a guaranty (the “Guaranty”) in favor of Chase and certain of its affiliates. Under the Guaranty and Amendment, the Company and Sagent Wyoming provide Chase and its affiliates a guaranty of obligations incurred by SCP under the China Facility.

Note 10. Accrued liabilities:

Accrued liabilities at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Payroll and employee benefits	$6,868	$9,329
Sales and marketing	5,714	6,964
Taxes payable	1,263	1,040
Other accrued liabilities	2,456	2,013

	$16,301	$19,346

Note 11. Fair value measurements:

Assets measured at fair value on a recurring basis as of March 31, 2015 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$40,885	$40,885	$—	$—

Corporate bonds and notes	19,893	—	19,893	—

Short-term investments	$19,893	$—	$19,893	$—

Total assets	$60,778	$40,885	$19,893	$—

Liabilities
Contingent purchase consideration	$605	$—	$—	$605

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

We estimated the fair value of the contingent consideration to be $605 using a probability weighting approach that considered the possible outcomes based on assumptions related to the timing and probability of the Cisatracurium product approval date. There were no changes in the fair value of our contingent purchase consideration measured using significant unobservable inputs (Level 3), during the three months ending March 31, 2015.

Note 12. Accumulated other comprehensive income (loss):

Accumulated other comprehensive income (loss) at March 31, 2015 and December 31, 2014 is comprised of the following:

	March 31, 2015	December 31, 2014

Currency translation adjustment, net of tax	$(10,372)	$(3,334)
Unrealized gains (losses) on available for sale securities, net of tax	(10)	(40)

Total accumulated other comprehensive income (loss)	$(10,382)	$(3,374)

There were no amounts reclassified from accumulated other comprehensive income during the three months ended March 31, 2015.

Note 13. Earnings per share:

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, 2,848,026 and 1,196,646 common share equivalents, comprised of unvested restricted stock and unexercised stock options, have been excluded from the calculation of diluted earnings per share for the periods ended March 31, 2015 and 2014, respectively.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Basic and dilutive numerator:
Net income (loss), as reported	$(1,894)	$5,119

Denominator:
Weighted-average common shares outstanding - basic (in thousands)	32,043	31,814
Net effect of dilutive securities:
Stock options and restricted stock	—	800

Weighted-average common shares outstanding - diluted (in thousands)	32,043	32,614

Net income (loss) per common share (basic)	$(0.06)	$0.16

Net income (loss) per common share (diluted)	$(0.06)	$0.16

Note 14. Stock-based compensation:

The following tables set forth stock option and restricted stock activity for the three months ended March 31, 2015:

	Number of Shares
	Stock options	Restricted stock
Outstanding at January 1, 2015	2,543,362	128,209
Granted	301,582	72,148
Exercised	(77,006)	(38,664)
Forfeited	(71,611)	(9,994)

Outstanding at March 31, 2015	2,696,327	151,699

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014, respectively, was $1,550 and $957, respectively.

Note 15. Net revenue by product:

Net revenue by therapeutic class is as follows:

	Three months ended March 31,
Therapeutic class:	2015	2014
Anti-infective	$31,558	$27,148
Critical care	29,909	21,585
Oncology	21,178	22,136

	$82,645	$70,869

Note 16. Related party transactions:

As of March 31, 2015 and December 31, 2014, respectively, we had a receivable of $2,308 and $2,156 from Sagent Agila LLC, which is expected to offset future profit-sharing payments. As of March 31, 2015 and December 31, 2014, respectively, we had a payable of $10,730 and $8,079 to Sagent Agila LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements.

Note 17. Income Taxes:

Our provision for income taxes for the three months ended March 31, 2015 and March 31, 2014 was $319 and $1,214, respectively. As we have recorded a full valuation allowance against our Chinese deferred tax assets, we have not recorded a tax benefit for losses associated with SCP.

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

Zoledronic Acid (Generic versions of Zometa ® and Reclast ®). On February 20, 2013, Novartis Pharmaceuticals Corporation (“Novartis”) sued the Company and several other defendants in the United States District Court for the District of New Jersey, alleging, among other things, that sales of the Company’s (i) zoledronic acid premix bag (4mg/100ml), made by ACS Dobfar Info S.A. (“Info”), also a defendant, a generic version of Novartis’ Zometa ® ready to use bottle, would infringe U.S. Patent No. 7,932,241 (the “241 Patent”) and U.S. Patent No. 8,324,189 (the “189 Patent”) and (ii) zoledronic acid premix bag (5mg/100ml), also made by Info, a generic version of Novartis’ Reclast ® ready to use bottle, would infringe U.S. Patent No. 8,052,987 and the 241 Patent, and (iii) zoledronic acid vial (4mg/5ml), made by Actavis LLC, also a defendant, a generic version of Novartis’ Zometa ® vial, would infringe the 189 Patent. (Novartis Pharmaceuticals Corporation v. Actavis, LLC, et. al., Case No. 13-cv-1028). On March 1, 2013, the District Court denied Novartis’ request for a temporary restraining order against the Company and the other defendants, including Actavis and Info. On March 6, 2013 the Company, began selling Actavis’ zoledronic acid vial, the generic version of Zometa. Also, as of August 27, 2013 and October 1, 2013, the Company began selling zoledronic acid premix bags in 4mg/100ml and 5mg/100ml presentations, respectively. The Company believes it has substantial meritorious defenses to the case, and the Company has sold and will continue to sell these products. While an estimate of the potential loss resulting from an adverse final determination that one of the patents in suit is valid and infringed cannot currently be made as specific monetary damages have not been asserted, an adverse final determination could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

At this time, there are no other proceedings of which we are aware that are considered likely to have a material adverse effect on the consolidated financial position or results of operations.

Note 19. Management transition changes:

In March 2015, we completed a management transition following the retirement of our founder and Chief Executive Officer and resignation of our President. Costs associated with the transition, primarily severance related charges, were all incurred in the Sagent US operating segment, and are reflected in the management transition costs caption in the condensed consolidated statement of operations for the three months ended March 31, 2015. $3,308 related to these charges was included in Accrued Liabilities as of March 31, 2015.

Note 20. Geographic and segment information

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

Segment and geographic data for the three months ended March 31, 2015 includes the impact of Omega. Shared costs for certain corporate functions, including but not limited to, corporate finance and legal, are included within the Sagent US segment profitability that management reviews.

Geographic and segment data is as follows:

	Three months ended March 31,
	2015	2014
Segment revenues:
United States	$74,976	$70,868
Others	302	1

Sagent US segment	75,278	70,869
Canada (Omega segment)	7,367	—

Total net revenue	$82,645	$70,869

	2015	2014
Income (loss) before income taxes:
Sagent US	$682	$6,632
Omega	(871)	—

Total segment operating income (loss)	(189)	6,632

Interest income and other	(1,056)	(86)
Interest expense	(330)	(213)

Income (loss) before income taxes	$(1,575)	$6,333

	March 31,
	2015	2014
Segment assets:
United States	$216,745	$237,739
China	63,767	63,221

Sagent US segment	280,512	238,285
Canada (Omega segment)	98,714	—

Total assets	$379,226	$238,285

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and with our audited financial statements and the notes found in our most recent Annual Report on Form 10-K filed with the SEC on March 16, 2015. Unless otherwise noted, all dollar amounts are in thousands.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, and the cautionary statements set forth below, as well as elsewhere in this Quarterly Report on Form 10-Q, and those contained in Item 1A under the heading “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 16, 2015, identify important factors that could cause actual results to differ materially from those indicated by our forward-looking statements. Such factors, include, but are not limited to:

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

Introduction

We are a specialty pharmaceutical company focused on developing, manufacturing, sourcing and marketing injectable pharmaceutical products, which we sell primarily throughout North America through our two operating segments. Initially founded in 2006 as Sagent Holding Co., a Cayman Islands company, we reincorporated as Sagent Pharmaceuticals, Inc., a Delaware corporation, in connection with our initial public offering, on April 26, 2011.

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

Adjusted Gross Profit

We use the non-GAAP financial measure “Adjusted Gross Profit” and corresponding ratios. We define Adjusted Gross Profit as gross profit plus our share of the gross profit earned through our Sagent Agila joint venture which is included in the Equity in net income of joint ventures line on the consolidated statements of operations and the impact of product-related non-cash charges arising from business combinations. We believe that Adjusted Gross Profit is relevant and useful supplemental information for our investors. Our management believes that the presentation of this non-GAAP financial measure, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measure, provides a more complete understanding of the factors and trends affecting Sagent than could be obtained absent these disclosures. Management uses Adjusted Gross Profit and corresponding ratios to make operating and strategic decisions and evaluate our performance. We have disclosed this non-GAAP financial measure so that our investors have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that Adjusted Gross Profit provides a useful supplemental tool to consistently evaluate the profitability of our products that have profit sharing arrangements. The limitation of this measure is that it includes an item that does not have an impact on gross profit reported in accordance with GAAP. The best way that this limitation can be addressed is by using Adjusted Gross Profit in combination with our GAAP reported gross profit. Because Adjusted Gross Profit calculations may vary among other companies, the Adjusted Gross Profit figures presented below may not be comparable to similarly titled measures used by other companies. Our use of Adjusted Gross Profit is not meant to and should not be considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the following tables reconciling Adjusted Gross Profit to our GAAP reported gross profit for the periods presented (dollars in thousands).

	Three months ended March 31,				% of net revenue, three months ended March 31,
	2015	2014	$ Change	% Change	2015	2014	% Change

Adjusted Gross Profit	$23,450	$20,684	$2,766	13%	28.4%	29.2%	-0.8%
Sagent portion of gross profit earned by Sagent Agila joint venture	885	300	585	195%	1.1%	0.4%	0.7%
Product-related non-cash charges arising from business combinations	640	—	640	n/m	0.8%	0.0%	0.8%

Gross Profit	$21,925	$20,384	$1,541	8%	26.5%	28.8%	-2.3%

EBITDA and Adjusted EBITDA

We use the non-GAAP financial measures “EBITDA” and “Adjusted EBITDA” and corresponding growth ratios. We define EBITDA as net income (loss) less interest expense, net of interest income, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as net income less interest expense, net of interest income, provision for income taxes, depreciation and amortization, stock-based compensation expense, management transition related costs, acquisition-related costs, the impact of unrealized foreign currency gains or losses, and the impact of product-related non-cash charges arising from business combinations. We believe that EBITDA and Adjusted EBITDA are relevant and useful supplemental information for our investors. Our management believes that the presentation of these non-GAAP financial measures, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measures, provides a more complete understanding of the factors and trends affecting Sagent than could be obtained absent these disclosures. Management uses EBITDA, Adjusted EBITDA and corresponding ratios to make operating and strategic decisions and evaluate our performance. We have disclosed these non-GAAP financial measures so that our investors have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that EBITDA and Adjusted EBITDA are useful supplemental tools to evaluate the underlying operating performance of the company on an ongoing basis. The limitation of these measures is that they exclude items that have an impact on net income (loss). The best way that these limitations can be addressed is by using EBITDA and Adjusted EBITDA in combination with our GAAP reported net income (loss). Because EBITDA and Adjusted EBITDA calculations may vary among other companies, the EBITDA and Adjusted EBITDA figures presented below may not be comparable to similarly titled measures used by other companies. Our use of EBITDA and Adjusted EBITDA is not meant to and should not be considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the following tables reconciling EBITDA and Adjusted EBITDA to our GAAP reported net income (loss) for the periods presented (dollars in thousands).

	Three months ended March 31,
	2015	2014	$ Change	% Change
Adjusted EBITDA	$9,007	$9,554	$(547)	-6%
Stock-based compensation expense	1,090	1,196	(106)	-9%
Management transition related costs	3,308	—	3,308	n/m
Acquisition-related costs	1,251	—	1,251	n/m
Unrealized foreign exchange losses[2]	915		915	n/m
Product-related non-cash charges arising from business combinations	640	—	640	n/m

EBITDA	$1,803	$8,358	$(6,555)	-78%

Depreciation and amortization expense[1]	3,073	1,726	1,347	78%
Interest expense, net	305	299	6	2%
Provision for income taxes	319	1,214	(895)	-74%

Net income (loss)	$(1,894)	$5,119	$(7,013)	n/m

[1]	Amortization expense excludes $16 and $24 of amortization in the three months ended March 31, 2015 and 2014, respectively, related to deferred financing fees, which is included within interest expense and other in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014.
[2]	Unrealized foreign exchange losses reflect the impact of foreign currency movements on intercompany loans, primarily related to the devaluation of the Canadian dollar relative to the US dollar, and are included in Interest income and other income (expense), net, in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014.

Discussion and Analysis

Consolidated results of operations

The following compares our consolidated results of operations for the three months ended March 31, 2015 with those of the three months ended March 31, 2014:

	Three months ended March 31,
	2015	2014	$ change	% change

Net revenue	$82,645	$70,869	$11,776	17%
Cost of sales	60,720	50,485	10,235	20%

Gross profit	21,925	20,384	1,541	8%
Gross profit as % of net revenue	26.5%	28.8%

Operating expenses:
Product development	5,315	4,020	1,295	32%
Selling, general and administrative	13,125	10,013	3,112	31%
Acquisition-related costs	1,251	—	1,251	n/m
Management reorganization costs	3,308	—	3,308	n/m
Equity in net income of joint ventures	(885)	(281)	(604)	215%

Total operating expenses	22,114	13,752	8,362	61%

Income (loss) from operations	(189)	6,632	(6,821)	n/m
Interest income and other income (expense), net	(1,056)	(86)	(970)	1128%
Interest expense	(330)	(213)	(117)	55%

Income (loss) before income taxes	(1,575)	6,333	(7,908)	n/m
Provision for income taxes	319	1,214	(895)	-74%

Net income (loss)	$(1,894)	$5,119	$(7,013)	n/m

Net income (loss) per common share:
Basic	$(0.06)	$0.16	$(0.22)	n/m
Diluted	$(0.06)	$0.16	$(0.22)	n/m

Net revenue: Net revenue for the three months ended March 31, 2015 totaled $82.6 million, an increase of $11.8 million, or 17%, as compared to $70.9 million for the three months ended March 31, 2014. The launch of 14 new codes or presentations of six products since March 31, 2014 contributed $1.8 million of the net revenue increase in the first quarter of 2015. Net revenue for products launched prior to March 31, 2014 increased $2.2 million, or 3%, to $73.0 million in the first quarter of 2015. Net revenue from our Omega segment, which we acquired in October 2014, contributed $7.4 million of the net revenue increase in the first quarter of 2015.

Cost of sales: Cost of goods sold for the three months ended March 31, 2015 totaled $60.7 million, inclusive of $6.5 million of cost of sales incurred in our Omega segment, an increase of $10.2 million, or 20%, as compared to $50.5 million for the three months ended March 31, 2014. Gross profit as a percentage of net revenues was 26.5% for the three months ended March 31, 2015 compared to 28.8% for the three months ended March 31, 2014. Adjusted Gross Profit as a percentage of net revenue was 28.4% for the three months ended March 31, 2015, and 29.2% for the three months ended March 31, 2014. The decrease in gross profit as a percentage of net revenue is primarily due to the $1.6 million increase in cost of sales related to the fair value step up of inventory and amortization of intangibles acquired from Omega and the impact of increased profit sharing with suppliers on products previously supplied to us by Actavis.

Product development: Product development expense for the three months ended March 31, 2015 totaled $5.3 million, an increase of $1.3 million, or 32%, as compared to $4.0 million for the three months ended March 31, 2014. The increase in product development expense was primarily due to $0.7 million of product development costs incurred in our Omega segment during the three months ended March 31, 2015, and increased patent-related legal expenses.

As of March 31, 2015, our new product pipeline included 42 products represented by 64 ANDAs which we had filed, or licensed rights to, that were under review by the FDA and three products represented by nine ANDAs that have been recently approved and were pending commercial launch. We also had an additional 23 products represented by 36 ANDAs under initial development at March 31, 2015.

Selling, general and administrative: Selling, general and administrative expenses for the three months ended March 31, 2015, totaled $13.1 million, an increase of $3.1 million, or 31%, as compared to $10.0 million for the three months ended March 31, 2014. The increase in selling, general and administrative expense was primarily due to increased public company costs and $1.0 million of costs incurred in our Omega segment during the three months ended March 31, 2015. Selling, general and administrative expense as a percentage of net revenue was 16% and 14% for the three months ended March 31, 2015 and 2014, respectively.

Acquisition-related costs: Acquisition-related costs for the three months ended March 31, 2015 totaled $1.3 million, primarily for legal and financial advisory costs associated with the evaluation of potential transactions. No acquisition-related costs were incurred in the quarter ended March 31, 2014.

Management transition costs: Management transition costs for the three months ended March 31, 2015 totaled $3.3 million. The costs are primarily severance related charges following the retirement of our founder and Chief Executive Officer and resignation of our President in March 2015. No management transition costs were incurred in the three months ended March 31, 2014.

Equity in net income of joint ventures: Equity in net income of joint ventures for the three months ended March 31, 2015 totaled $0.9 million, an increase of $0.6 million as compared to $0.3 million for the three months ended March 31, 2014, related to an increase in sales of Sagent Agila products during the three months ended March 31, 2015.

Interest income and other income (expense), net: Interest income and other income (expense), net for the three months ended March 31, 2015 totaled $1.1 million of expense, as compared to $0.1 million of expense in the three months ended March 31, 2014. The increase in expense relates to $1.0 million of unrealized foreign exchange losses on intercompany financing, primarily related to the devaluation of the Canadian dollar versus the US dollar.

Interest expense: Interest expense for the three months ended March 31, 2015 totaled $0.3 million, an increase of $0.1 million, or 55%, as compared to $0.2 million for the three months ended March 31, 2014.

Provision for income taxes: Our provision for income taxes for the three months ended March 31, 2015 was $0.3 million, a decrease of $0.9 million, or 74%, as compared to $1.2 million in the three months ended March 31, 2014. As we have recorded a full valuation allowance against our Chinese deferred tax assets, we have not recorded a tax benefit for losses associated with SCP.

Net income (loss) and diluted net earnings (loss) per common share: The net loss for the three months ended March 31, 2015 was $1.9 million, as compared to net income of $5.1 million for the three months ended March 31, 2014. Diluted net earnings (loss) per common share decreased by $0.22. The decrease in diluted net earnings (loss) per common share is due to the following factors:

Diluted EPS for the three months ended March 31, 2014	$0.16
Decrease in operations	(0.22)
Decrease in common shares outstanding	—

Diluted EPS for the three months ended March 31, 2015	$(0.06)

Liquidity and Capital Resources

Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, launching the products that have been recently approved and are pending commercial launch or are pending approval as of March 31, 2015, successfully identifying and sourcing other new product opportunities, manufacturing products at our wholly-owned Chinese manufacturing facility, capital expansion at our SCP and Omega facilities and further business development activity.

Based on our existing business plan, we expect that cash, cash equivalents and short-term investments, together with operating cash flows and borrowings available under our Chase revolving loan facility and our Chase China committed fixed assets facility, will be sufficient to fund our planned operations, the continued development of our product pipeline, the final payment required in respect of our joint venture partner’s interest in SCP, investments in working capital, joint venture distributions and capital expansion at our SCP and Omega facilities, for at least the next 12 months. However, we may require additional funds in the event that we change our business plan, pursue additional strategic transactions, including the acquisition of businesses or products, or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the general economic climate, changes in the regulatory environment, the loss of or negative developments affecting key relationships with suppliers, group purchasing organizations or end-user customers or other unexpected developments that may have a material effect on the cash flows or results of operations of our business.

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

If additional funding is not available, we may be required to terminate, significantly modify or delay the development or commercialization of new products and may not be able to achieve the manufacturing potential of our SCP facility or expansion of our Omega facility. We may elect to raise additional funds even before we need them if we believe that the conditions for raising capital are favorable.

Cash Flows

Overview

On March 31, 2015, cash, cash equivalents and short term investments totaled $49.4 million. Working capital totaled $112.4 million and our current ratio (current assets to current liabilities) was approximately 2.2 to 1.0.

Sources and Uses of Cash

Operating activities: Net cash provided by operating activities was $3.0 million for the three months ended March 31, 2015, compared with net cash used in operating activities of $4.4 million during the three months ended March 31, 2014. The increase in cash provided by operations was primarily due to the increase in accounts payable and other accrued liabilities in the three months ended March 31, 2015, partially offset by the $7.0 million decrease in our net income.

Investing activities: Net cash used in investing activities was $3.8 million for the three months ended March 31, 2015, primarily related to capital expenditures and the net change in our short term investments. Net cash used in investing activities of $2.1 million during the three months ended March 31, 2014 primarily related to the purchase of product rights and the net change in our short-term investments.

Financing activities: Net cash used in financing activities was $5.3 million for the three months ended March 31, 2015, primarily related to the repayment of the then outstanding balance of our NBC loans. Net cash used in financing activities for the three months ended March 31, 2014 was $10.2 million, primarily related to repayment in full of the then outstanding balance of our ABC Loans.

Credit facilities

In February 2012, we repaid all of our outstanding borrowings and replaced our previous facilities with an asset based revolving loan facility with Silicon Valley Bank (“SVB”). In September 2013, we entered into a Second Loan Modification agreement with SVB, and subsequently, on October 31, 2014, we terminated our asset based revolving loan facility with SVB and replaced it with a new asset based revolving loan credit facility with JPMorgan Chase Bank, N.A. (“Chase”). In April 2015, SCP entered a fixed asset committed loan facility with JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (“Chase China”).

In June 2013, SCP had two loan facilities with the Agricultural Bank of China (“ABC”) that existed prior to the SCP Acquisition. We repaid in full the amounts outstanding under these facilities in January 2014. In October 2014, Omega had a series of loan facilities that existed prior to the Omega Acquisition. Refer below for a description of our facilities with Chase, Chase China, Omega’s facilities, and the SVB and ABC facilities which were terminated in 2014.

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

As of March 31, 2015, there were no borrowings outstanding under our Chase revolving loan facility, and we were in compliance with all covenants under this loan agreement. Total availability under our Chase revolving loan facility was $80.0 million at March 31, 2015, which is subject to adjustment on a monthly basis under our borrowing base calculation.

Fixed asset committed loan facility

On April 6, 2015, SCP entered into a fixed assets committed loan facility (“China Facility”) with Chase China. SCP may make drawings under the China Facility in an aggregate amount up to $18.0 million to finance capital expenditures relating to a product line expansion. Amounts drawn under the China Facility bear interest at the LIBOR rate (or Chase China’s cost of funds if the long term foreign debt quota of Chase China is not available) plus 3.25%. Amounts drawn under the China Facility will be subject to an amortization schedule. Principal payments for any amounts drawn will be repaid in accordance with that schedule, between 36-60 months.

In connection with the China Facility, on April 6, 2015 we and our wholly-owned subsidiary, Sagent Pharmaceuticals (“Sagent Wyoming”) entered into an amendment (the “Amendment”) to the Chase Agreement as well as a guaranty (the “Guaranty”) in favor of Chase and certain of its affiliates. Under the Guaranty and Amendment, the Company and Sagent Wyoming provide Chase and its affiliates a guaranty of obligations incurred by SCP under the China Facility.

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

The Omega credit facilities are subject to certain restrictions, including the obligation to maintain certain financial ratios. As of October 1, 2014, Omega had not met certain of these financial ratios. As a result, the Omega decreasing revolving credit facility was classified as a current liability as of the acquisition date. In January 2015, we paid off all amounts outstanding under the Omega operating credit facility, the Omega demand loan and the Omega decreasing revolving credit facility with available cash on hand. As a result, all amounts outstanding under these instruments are classified as current liabilities at December 31, 2014.

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

Aggregate Contractual Obligations

As of March 31, 2015, there were no material changes to the contractual obligations information provided in Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on March 16, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2015, we were not party to any off-balance sheet arrangements, nor have we created any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. With the exception of operating leases, we do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into or disclosed on our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. We have identified the following critical accounting policies:

•	Revenue recognition;

•	Inventories;

•	Income taxes;

•	Stock-based compensation;

•	Valuation and impairment of marketable securities;

•	Product development;

•	Intangible assets;

•	Consolidations; and

•	Goodwill.

For a discussion of critical accounting policies affecting us, see the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and under Note 1 to our consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2015.

There have been no other material changes to the Company’s critical accounting policies and estimates since December 31, 2014.

New Accounting Guidance

In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We are required to adopt this new guidance on January 1, 2017, using one of two prescribed retroactive methods. Early adoption is not permitted. In April 2015, the FASB proposed a one year deferral to the new revenue guidance. If approved, we would be required to adopt the new guidance on January 1, 2018. We are evaluating the impact of the amended revenue recognition guidance on our consolidated financial statements.

In February 2015, the FASB issued amended guidance on the model used to evaluate whether certain legal entities should be consolidated. This guidance is effective for the Company in the first quarter of fiscal 2017. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

Contingencies

See Note 18. Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our market risks relate primarily to changes in interest rates and currency fluctuations between the Chinese Renminbi and the US dollar, and between the Canadian dollar and US dollar, as the assets, liabilities and transactions of our international operations are generally recorded in the local currency of each of our legal entities.

The revolving loan facility under our Chase Agreement and substantially all of Omega’s debt facilities bear floating interest rates that are tied to LIBOR or an alternate rate, and therefore, our statements of operations and our cash flows are exposed to changes in interest rates. Based on the amounts outstanding at March 31, 2015, a one percentage point increase in LIBOR would increase our ongoing interest expense by less than $0.1 million per year, and a 10% strengthening of the Canadian dollar relative to the US dollar, would increase our ongoing interest expense by less than $0.1 million per year. We historically have not engaged in hedging activities related to our interest rate or foreign exchange risks.

At March 31, 2015, we had cash and cash equivalents and short-term investments of $49.4 million and $19.9 million, respectively. Our cash and cash equivalents are held primarily in cash and money market funds, and our short-term investments are held primarily in corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management including our President and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our President and our Chief Financial Officer have concluded that our disclosure controls and procedures (a) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting.

Management, together with our President and our Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2015 and noted the following significant change:

•	During the quarter ended March 31, 2015, we transitioned our financial reporting for Sagent US to a new enterprise resource planning (“ERP”) system. Implementation of the ERP system is reasonably likely to materially affect our internal control over financial reporting and will require testing for effectiveness. In connection with implementation of the ERP system, we are updating our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures.

Although our internal control over financial reporting has been materially affected by the implementation of the ERP system, we do not believe that the implementation of the ERP system will have an adverse effect on our internal control over financial reporting. We determined that there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There were no material changes during the three months ended March 31, 2015 to the risk factors previously disclosed under Item 1A entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 16, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities during the Quarter ended March 31, 2015

There are currently no share repurchase programs authorized by our Board of Directors. We did not repurchase any shares of our common stock during the quarter ended March 31, 2015.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.3	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

10.1	Fixed Assets Committed Loan Facility Offer Letter, dated April 6, 2015, by and between Sagent (China) Pharmaceuticals Co., Ltd., and JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 10, 2015).

10.2	Amendment No. 1 to Credit Agreement, dated April 6, 2015, by and among Sagent Pharmaceuticals, Inc., Sagent Pharmaceuticals, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed April 10, 2015).

10.3	Guaranty, dated April 6, 2015, by Sagent Pharmaceuticals, Inc. and Sagent Pharmaceuticals, for the benefit of JPMorgan Chase Bank, N.A. and each of the Lending Installations named therein (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed April 10, 2015).

10.4*	Sagent Pharmaceuticals, Inc., Change of Control Severance Plan

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	The following materials from Sagent’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and (vi) document and entity information.

*	Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT PHARMACEUTICALS INC.

/s/ Jonathon M. Singer

Jonathon M. Singer
Executive Vice President and Chief Financial Officer

May 5, 2015