Form 10-Q
period 2015-06-30
Sagent Pharmaceuticals, Inc.
filed 2015-08-04
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

At July 31, 2015, there were 32,689,570 shares of the registrant’s common stock outstanding.

Sagent Pharmaceuticals, Inc.

In this report, “Sagent,” “we,” “us,” “our” and the “Company” refers to Sagent Pharmaceuticals, Inc. and subsidiaries, and “Common Stock” refers to Sagent’s common stock, $0.01 par value per share.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,945	$55,633
Short-term investments	20,108	18,473
Accounts receivable, net of chargebacks and other deductions	44,192	42,780
Inventories, net	71,732	61,781
Due from related party	2,528	2,156
Current deferred tax assets	10,013	12,135
Prepaid expenses and other current assets	6,860	5,560

Total current assets	206,378	198,518
Property, plant, and equipment, net	70,273	71,153
Investment in joint ventures	5,717	4,539
Goodwill	26,756	28,155
Intangible assets, net	59,819	65,575
Non-current deferred tax assets	14,114	13,173
Other assets	448	375

Total assets	$383,505	$381,488

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$44,438	$32,710
Due to related party	9,519	8,079
Accrued profit sharing	9,533	10,684
Accrued liabilities	13,494	19,346
Current portion of deferred purchase consideration	8,928	8,725
Current portion of long-term debt	269	508
Notes payable	—	5,499

Total current liabilities	86,181	85,551

Long term liabilities:
Long-term debt	1,693	1,945
Deferred income taxes	14,248	15,706
Other long-term liabilities	2,186	2,534

Total liabilities	104,308	105,736

Stockholders’ equity:
Common stock—$0.01 par value, 100,000,000 authorized, and 32,682,230 and 31,976,661 outstanding at June 30, 2015 and December 31, 2014, respectively	327	320
Additional paid-in capital	363,316	352,982
Accumulated other comprehensive income (loss)	(8,121)	(3,374)
Accumulated deficit	(76,325)	(74,176)

Total stockholders’ equity	279,197	275,752

Total liabilities and stockholders’ equity	$383,505	$381,488

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net revenue	$77,345	$69,194	$159,990	$140,063
Cost of sales	58,904	46,602	119,624	97,087

Gross profit	18,441	22,592	40,366	42,976
Operating expenses:
Product development	5,419	10,037	10,734	14,057
Selling, general and administrative	11,410	10,695	24,535	20,708
Acquisition-related costs	70	—	1,321	—
Management transition costs	644	—	3,952	—
Equity in net (income) of joint ventures	(293)	(1,458)	(1,178)	(1,739)

Total operating expenses	17,250	19,274	39,364	33,026

Income from operations	1,191	3,318	1,002	9,950
Interest income and other income (expense), net	516	157	(540)	71
Interest expense	(132)	(233)	(462)	(446)

Income before income taxes	1,575	3,242	—	9,575
Provision for income taxes	1,831	173	2,150	1,387

Net income (loss)	$(256)	$3,069	$(2,150)	$8,188

Net income (loss) per common share:
Basic	$(0.01)	$0.10	$(0.07)	$0.26
Diluted	$(0.01)	$0.09	$(0.07)	$0.25

Weighted-average of shares used to compute net income per common share:
Basic	32,161	31,873	32,102	31,844
Diluted	32,161	32,665	32,102	32,650

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(256)	$3,069	$(2,150)	$8,188
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,266	(10)	(4,772)	(446)
Unrealized gains (losses) on available for sale securities	(5)	64	25	79

Total other comprehensive income (loss), net of tax	2,261	54	(4,747)	(367)

Comprehensive income (loss)	$2,005	$3,123	$(6,897)	$7,821

See accompanying notes to condensed consolidated financial statements

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(2,150)	$8,188
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,127	4,511
Stock-based compensation	1,925	2,454
Equity in net (income) loss of joint ventures	(1,178)	(1,739)
Deferred income taxes, net	800	—
Other	(88)	(38)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,634)	2,845
Inventories, net	(10,649)	3,331
Prepaid expenses and other current assets	(1,446)	1,626
Due from related party	1,068	(214)
Accounts payable and other accrued liabilities	5,530	(1,348)

Net cash provided by (used in) operating activities	(1,695)	19,616

Cash flows from investing activities
Capital expenditures	(3,193)	(1,820)
Purchases of investments	(5,221)	(52,750)
Sale of investments	3,450	52,047
Purchase of product rights	(768)	(1,546)

Net cash used in investing activities	(5,732)	(4,069)

Cash flows from financing activities
Reduction in short-term borrowings	(5,189)	—
Repayment of long-term debt	(340)	(10,324)
Payment of deferred financing costs	(106)	—
Proceeds from issuance of common stock, net of issuance costs	8,416	323

Net cash provided by (used in) financing activities	2,781	(10,001)

Effect of exchange rate movements in cash	(42)	(47)

Net increase (decrease) in cash and cash equivalents	(4,688)	5,499
Cash and cash equivalents, at beginning of period	55,633	42,332

Cash and cash equivalents, at end of period	$50,945	$47,831

Supplemental disclosure of cash flow information
Acquisition of property, plant and equipment in accounts payable	(317)	—

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

Note 2: Recent Accounting Pronouncements

In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. We are required to adopt this new guidance on January 1, 2017, using one of two prescribed retroactive methods. In July 2015, the FASB approved a one year deferral to the new revenue guidance. Following the deferral, we are required to adopt the new guidance on January 1, 2018. Early adoption is permitted. We are evaluating the impact of the amended revenue recognition guidance on our consolidated financial statements.

In February 2015, the FASB issued amended guidance on the model used to evaluate whether certain legal entities should be consolidated. This guidance is effective for the Company in the first quarter of 2017. Early adoption is permitted. We are currently evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

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

We recorded goodwill of $22,842 at the time of acquisition due to the synergies achieved by having control over the products and manufacturing at Omega.

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

Condensed consolidated statement of operations information	Three months ended June 30, 2014	Six months ended June 30, 2014
Net revenues	$78,334	$156,751
Net income	2,900	5,476
Diluted income per common share	$0.09	$0.17

Note 4. Investments:

Our investments at June 30, 2015 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Carrying value	Cash and cash equivalents	Short term investments
Assets
Cash	$6,606	$—	$—	$6,606	$6,606	$—
Money market funds	44,339	—	—	44,339	44,339	—
Corporate bonds and notes	20,123	—	(15)	20,108	—	20,108

	$71,068	$—	$(15)	$71,053	$50,945	$20,108

Investments with continuous unrealized losses for less than twelve months and their related fair values at June 30, 2015 were as follows:

	Fair value	Unrealized losses
Corporate bonds and notes	$18,103	$(15)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Because we do not currently intend to sell these investments, and it is not more likely than not that we will be required to sell our investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2015.

The original cost and estimated current fair value of our fixed-income securities at June 30, 2015 are set forth below.

	Cost basis	Estimated fair value
Due in one year or less	$15,107	$15,100
Due between one and five years	5,016	5,008

	$20,123	$20,108

Note 5. Inventories:

Inventories at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015			December 31, 2014
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory
Raw materials	$9,288	$2,819	$12,107	$10,203	$2,848	$13,051
Work in process	2,387	—	2,387	2,012	—	2,012
Finished goods	61,546	—	61,546	49,960	—	49,960
Inventory reserve	(4,308)	—	(4,308)	(3,242)	—	(3,242)

	$68,913	$2,819	$71,732	$58,933	$2,848	$61,781

Note 6. Property, plant and equipment

Property, plant and equipment at June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
	2015	2014
Land and land improvements	$3,435	$3,519
Buildings and improvements	26,671	26,605
Machinery, equipment, furniture and fixtures	45,952	42,124
Construction in process	4,391	6,175

	80,449	78,423
Less accumulated depreciation	(10,176)	(7,270)

	$70,273	$71,153

Depreciation expense was $1,400 and $2,730 for the three and six months ended June 30, 2015, respectively.

Note 7. Goodwill and Intangible assets, net:

Goodwill at June 30, 2015 and December 31, 2014 was $26,756 and $28,155, respectively. There were no goodwill impairment losses for the three or six months ended June 30, 2015 and 2014, respectively.

Movements in goodwill were due to the following:

December 31, 2014	$28,155
Foreign currency movements	(1,399)

June 30, 2015	$26,756

Intangible assets at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$4,807	$(3,075)	$1,732	$4,707	$(2,878)	$1,829
Product development rights	4,159	—	4,159	4,191	—	4,191
Purchased product rights and other	48,181	(3,466)	44,715	51,245	(1,375)	49,870

Total definite-lived intangible assets	$57,147	$(6,541)	$50,606	$60,143	$(4,253)	$55,890

In-process research and development (IPR&D)	$9,213	$—	$9,213	$9,685	$—	$9,685

Total intangible assets	$66,360	$(6,541)	$59,819	$69,828	$(4,253)	$65,575

Movements in intangible assets were due to the following:

	Product licensing rights	Product development rights	Purchased product rights and other	IPR&D
December 31, 2014	$1,829	$4,191	$49,870	$9,685
Purchase of product rights	100	668	—	—
Amortization of product rights	(197)	(700)	(2,155)	—
Foreign currency movements and other	—	—	(3,000)	(472)

June 30, 2015	$1,732	$4,159	$44,715	$9,213

The weighted-average period prior to the next extension or renewal for the 22 products comprising our product licensing rights intangible asset was 59 months at June 30, 2015.

Note 8. Investment in Sagent Agila:

Changes in our investment in Sagent Agila during the six months ended June 30, 2015 were as follows:

Investment in Sagent Agila at December 31, 2014	$4,539
Equity in net income of Sagent Agila	1,178

Investment in Sagent Agila at June 30, 2015	$5,717

Condensed statement of operations information of Sagent Agila is presented below.

	Three months ended June 30,		Six months ended June 30,
Condensed statement of operations information	2015	2014	2015	2014
Net revenues	$847	$3,403	$3,921	$4,733
Gross profit	585	2,919	2,355	3,519
Net income	585	2,916	2,355	3,478

Note 9. Debt:

Credit facilities acquired in connection with the Omega acquisition

In connection with the acquisition of Omega on October 1, 2014, we assumed a series of credit facilities and mortgages with the National Bank of Canada (“NBC”) and the Business Development Bank of Canada (“BDC”), as described below.

Omega had an authorized credit facility (the “Omega operating credit facility”) in the amount of C$8,200 ($7,309) with the NBC. The Omega operating credit facility could be utilized in the form of floating-rate advances for an amount not exceeding C$7,000 ($6,239 as of the acquisition date) and advances in the form of letters of guarantee or letters of credit, within that limit for an amount not exceeding C$2,000 ($1,782 as of the acquisition date). The Omega operating credit facility could also be utilized in the form of advances to cover Omega’s currency risk for an amount not to exceed C$1,200 ($1,070 as of the acquisition date). On October 1, 2014, the Omega operating credit facility had floating-rate advances in the amount of C$1,530 ($1,364) bearing interest at the lender’s prime rate plus 0.50% (or an effective rate of 3.5%), which we assumed as part of the acquisition. As of December 31, 2014, C$3,272 ($2,824) was outstanding under the Omega operating credit facility.

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

JPMorgan Chase Revolving Credit Loan Facility

On October 31, 2014, we entered into a credit agreement (the “Chase Agreement”) with JPMorgan Chase Bank, N.A., (“Chase”). As of June 30, 2015 and December 31, 2014, respectively, no borrowings were outstanding under the Chase Agreement and we were in compliance with all of our covenants under the Chase Agreement.

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

In connection with the China Facility, on April 6, 2015 we and our wholly-owned subsidiary, Sagent Pharmaceuticals (“Sagent Wyoming”) entered into an amendment (the “Amendment”) to the Chase Agreement as well as a guaranty (the “Guaranty”) in favor of Chase and certain of its affiliates. Under the Guaranty and Amendment, the Company and Sagent Wyoming provide Chase and its affiliates a guaranty of obligations incurred by SCP under the China Facility. No amounts are drawn under this facility at June 30, 2015.

Note 10. Accrued liabilities:

Accrued liabilities at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Payroll and employee benefits	$5,111	$9,329
Sales and marketing	6,663	6,964
Taxes payable	545	1,040
Other accrued liabilities	1,175	2,013

	$13,494	$19,346

Note 11. Fair value measurements:

Assets measured at fair value on a recurring basis as of June 30, 2015 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$44,339	$44,339	$—	$—

Corporate bonds and notes	20,108	—	20,108	—

Short-term investments	$20,108	$—	$20,108	$—

Total assets	$64,447	$44,339	$20,108	$—

Liabilities
Contingent purchase consideration	$365	$—	$—	$365

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

The Changes in the fair value of our contingent purchase consideration measured using significant unobservable inputs (Level 3), during the six months ending June 30, 2015 were as follows:

Balance at January 1, 2015	$605
Issuance of contingent purchase consideration	—
Change in fair value of contingent purchase consideration	(240)
Payment of contingent purchase consideration	—

Balance at June 30, 2015	$365

The change in fair value of our contingent purchase consideration was recognized within selling, general and administrative expense in the Condensed Consolidated Statement of Operations.

Note 12. Accumulated other comprehensive income (loss):

Accumulated other comprehensive income (loss) at June 30, 2015 and December 31, 2014 is comprised of the following:

	June 30, 2015	December 31, 2014
Currency translation adjustment, net of tax	$(8,106)	$(3,334)
Unrealized gains (losses) on available for sale securities, net of tax	(15)	(40)

Total accumulated other comprehensive income (loss)	$(8,121)	$(3,374)

There were no amounts reclassified from accumulated other comprehensive income during the six months ended June 30, 2015.

Note 13. Earnings per share:

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, the following common share equivalents, comprised of restricted stock and unexercised stock options, have been excluded from the calculation of diluted earnings per share for the three and six month periods ended June 30, 2015 and 2014, respectively:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Anti-dilutive shares (in thousands)	1,849	1,183	1,849	1,182

The table below presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic and dilutive numerator:
Net income (loss), as reported	$(256)	$3,069	$(2,150)	$8,188

Denominator:
Weighted-average common shares outstanding—basic (in thousands)	32,161	31,873	32,102	31,844
Net effect of dilutive securities:
Stock options and restricted stock	—	792	—	806

Weighted-average common shares outstanding—diluted (in thousands)	32,161	32,665	32,102	32,650

Net income (loss) per common share (basic)	$(0.01)	$0.10	$(0.07)	$0.26

Net income (loss) per common share (diluted)	$(0.01)	$0.09	$(0.07)	$0.25

Note 14. Stock-based compensation:

The following tables set forth stock option and restricted stock activity for the six months ended June 30, 2015:

	Number of Shares
	Stock options	Restricted stock
Outstanding at December 31, 2014	2,543,362	128,209
Granted	253,324	79,723
Exercised	(677,406)	(38,664)
Forfeited	(391,098)	(48,476)

Outstanding at June 30, 2015	1,728,182	120,792

The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2015 and 2014, was $5,964 and $246, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014, was $7,514 and $1,203, respectively.

Note 15. Net revenue by product:

Net revenue by therapeutic class is as follows:

	Three months ended June 30,		Six months ended June 30,
Therapeutic class:	2015	2014	2015	2014
Anti-infective	$33,004	$26,378	$64,562	$53,526
Critical care	26,783	19,038	56,692	40,623
Oncology	17,558	23,778	38,736	45,914

	$77,345	$69,194	$159,990	$140,063

Note 16. Related party transactions:

As of June 30, 2015 and December 31, 2014, respectively, we had a receivable of $2,528 and $2,156 from Sagent Agila LLC, which is expected to offset future profit-sharing payments. As of June 30, 2015 and December 31, 2014, respectively, we had a payable of $9,519 and $8,079 to Sagent Agila LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements.

Note 17. Income Taxes:

Our provision for income taxes for the three month ended June 30, 2015 and June 30, 2014 was $1,831 and $173, respectively. Our provision for income taxes for the six months ended June 30, 2015 and June 30, 2014 was $2,150 and $1,387, respectively. As we have recorded a full valuation allowance against our Chinese deferred tax assets, we have not recorded a tax benefit for losses associated with SCP.

Note 18. Commitments and contingencies:

Litigation

From time to time, we are subject to claims and litigation arising in the ordinary course of business. These claims may include assertions that our products infringe existing patents and claims that the use of our products has caused personal injuries. We intend to vigorously defend any such litigation that may arise under all defenses that would be available to us. Currently, we are party to the following claim:

Zoledronic Acid (Generic versions of Zometa ® and Reclast ® ). On February 20, 2013, Novartis Pharmaceuticals Corporation (“Novartis”) sued the Company and several other defendants in the United States District Court for the District of New Jersey, alleging, among other things, that sales of the Company’s (i) zoledronic acid premix bag (4mg/100ml), made by ACS Dobfar Info S.A. (“Info”), also a defendant, a generic version of Novartis’ Zometa ® ready to use bottle, would infringe U.S. Patent No. 7,932,241 (the “241 Patent”) and U.S. Patent No. 8,324,189 (the “189 Patent”) and (ii) zoledronic acid premix bag (5mg/100ml), also made by Info, a generic version of Novartis’ Reclast ® ready to use bottle, would infringe U.S. Patent No. 8,052,987 and the 241 Patent, and (iii) zoledronic acid vial (4mg/5ml), made by Actavis LLC, also a defendant, a generic version of Novartis’ Zometa ® vial, would infringe the 189 Patent. (Novartis Pharmaceuticals Corporation v. Actavis, LLC, et. al., Case No. 13-cv-1028). On March 1, 2013, the District Court denied Novartis’ request for a temporary restraining order against the Company and the other defendants, including Actavis and Info. On March 6, 2013 the Company, began selling Actavis’ zoledronic acid vial, the generic version of Zometa. Also, as of August 27, 2013 and October 1, 2013, the Company began selling zoledronic acid premix bags in 4mg/100ml and 5mg/100ml presentations, respectively. The Company believes it has substantial meritorious defenses to the case, and the Company has sold and will continue to sell these products. While an estimate of the potential loss resulting from an adverse final determination that one of the patents in suit is valid and infringed cannot currently be made as specific monetary damages have not been asserted, an adverse final determination could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

At this time, there are no other proceedings of which we are aware that are considered likely to have a material adverse effect on the consolidated financial position or results of operations.

Note 19. Management transition costs:

In March 2015, we completed a management transition following the retirement of our founder and Chief Executive Officer and resignation of our President. In June 2015, we eliminated certain positions in the US as part of the ongoing review of our business. Costs associated with these matters, primarily severance related charges, were all incurred in the Sagent US operating segment, and are reflected in the management transition costs caption in the consolidated statement of operations for the three and six months ended June 30, 2015. Of the charges, $3,121 were paid during the three and six months ended June 30, 2015. Total costs accrued within the Accrued liabilities caption of the balance sheet at June 30, 2015 were $789.

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

Segment and geographic data for the three months ended June 30, 2015 includes the impact of Omega. Shared costs for certain corporate functions, including but not limited to, corporate finance and legal, are included within the Sagent US segment profitability that management reviews.

Geographic and segment data is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Segment revenues:
United States	$68,999	$69,168	$143,975	$140,036
Others	209	26	511	27

Sagent US segment	69,208	69,194	144,486	140,063

Canada (Omega segment)	8,137	—	15,504	—

Total net revenue	$77,345	$69,194	$159,990	$140,063

Income (loss) before income taxes
Sagent US	$811	$3,318	$1,493	$9,950
Canada (Omega segment)	380	—	(491)	—

Total segment operating income (loss)	1,191	3,318	1,002	9,950
Interest income and other	516	157	(540)	71
Interest expense	(132)	(233)	462	(446)

Income (loss) before taxes	$1,575	$3,242	$—	$9,575

	June 30,
	2015	2014
Segment assets:
United States	$217,842	$244,677
China	62,411	63,766

Sagent US segment	280,253	308,443
Canada (Omega segment)	103,252	—

Total assets	$383,505	$308,443

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

On June 4, 2013, we acquired the remaining 50% equity interest in Kanghong Sagent (Chengdu) Pharmaceutical Co. Ltd. (“KSCP”) from our former joint venture partner (the “SCP Acquisition”). In August 2013, we formally changed the name of this entity to Sagent (China) Pharmaceuticals Co., Ltd. (“SCP”). The SCP facility, which received its Establishment Inspection Report from the FDA in April 2013, and first product approval in June 2013, provides us with the ability to develop and manufacture a portion of our product portfolio. In August 2015, we announced that we are evaluating strategic alternatives to optimize the value of the SCP facility, including its potential sale.

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

	Three months ended June 30,				% of net revenue, three months ended June 30,
	2015	2014	$ Change	% Change	2015	2014	% Change
Adjusted Gross Profit	$18,734	$24,051	$(5,317)	-22%	24.2%	34.8%	-10.6%
Sagent portion of gross profit earned by Sagent Agila joint venture	293	1,459	(1,166)	-80%	0.4%	2.1%	-1.7%
Product-related non-cash charges arising from business combinations	—	—	—	n/m	0.0%	0.0%	0.0%

Gross Profit	$18,441	$22,592	$(4,151)	-18%	23.8%	32.7%	-8.9%

	Six months ended June 30,				% of net revenue, six months ended June 30,
	2015	2014	$ Change	% Change	2015	2014	% Change
Adjusted Gross Profit	$42,184	$44,735	$(2,551)	-6%	26.4%	31.9%	-5.5%
Sagent portion of gross profit earned by Sagent Agila joint venture	1,178	1,759	(581)	-33%	0.7%	1.3%	-0.6%
Product-related non-cash charges arising from business combinations	640	—	640	n/m	0.4%	0.0%	0.4%

Gross Profit	$40,366	$42,976	$(2,610)	-6%	25.2%	30.7%	-5.5%

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

	Three months ended June 30,
	2015	2014	$ Change	% Change
Adjusted EBITDA	$6,222	$7,354	$(1,132)	-15%
Stock-based compensation expense	835	1,258	(423)	-34%
Management transition costs	644	—	644	n/m
Acquisition-related costs	70	—	70	n/m
Unrealized foreign exchange losses[2]	(27)	—	(27)	n/m
Product-related non-cash charges arising from business combinations	—	—	—	n/m

EBITDA	$4,700	$6,096	$(1,396)	-23%

Depreciation and amortization expense[1]	3,018	2,738	280	10%
Interest expense, net	107	116	(9)	-8%
Provision for income taxes	1,831	173	1,658	n/m

Net income (loss)	$(256)	$3,069	$(3,325)	n/m

	Six months ended June 30,
	2015	2014	$ Change	% Change
Adjusted EBITDA	$15,229	$16,708	$(1,479)	-9%
Stock-based compensation expense	1,925	2,454	(529)	-22%
Management transition costs	3,952	—	3,952	n/m
Acquisition-related costs	1,321	—	1,321	n/m
Unrealized foreign exchange losses[2]	888	—	888	n/m
Product-related non-cash charges arising from business combinations	640	—	640	n/m

EBITDA	$6,503	$14,254	$(7,751)	-54%

Depreciation and amortization expense[1]	6,091	4,464	1,627	36%
Interest expense, net	412	215	197	92%
Provision for income taxes	2,150	1,387	763	55%

Net income (loss)	$(2,150)	$8,188	$(10,338)	n/m

[1]	Amortization expense excludes $17 and $23 of amortization in the three months ended June 30, 2015 and 2014, respectively, and $33 and $47 of amortization in the six months ended June 30, 2015 and 2014, respectively, related to deferred financing fees, which is included within interest expense and other in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014.

[2]	Unrealized foreign exchange losses reflect the impact of foreign currency movements on intercompany loans, primarily related to the devaluation of the Canadian dollar relative to the US dollar, and are included in Interest income and other income (expense), net, in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014.

Discussion and Analysis

Consolidated results of operations

The following compares our consolidated results of operations for the three months ended June 30, 2015 with those of the three months ended June 30, 2014:

	Three months ended June 30,
	2015	2014	$ change	% change
Net revenue	$77,345	$69,194	$8,151	12%
Cost of sales	58,904	46,602	12,302	26%

Gross profit	18,441	22,592	(4,151)	-18%
Gross profit as % of net revenue	23.8%	32.7%

Operating expenses:
Product development	5,419	10,037	(4,618)	-46%
Selling, general and administrative	11,410	10,695	715	7%
Acquisition-related costs	70	—	70	n/m
Management transition costs	644	—	644	n/m
Equity in net income of joint ventures	(293)	(1,458)	(1,165)	-80%

Total operating expenses	17,250	19,274	(2,024)	-11%

Income from operations	1,191	3,318	(2,127)	-64%
Interest income and other income (expense), net	516	157	359	229%
Interest expense	(132)	(233)	(101)	-43%

Income before income taxes	1,575	3,242	(1,667)	-51%
Provision for income taxes	1,831	173	1,658	n/m

Net income (loss)	$(256)	$3,069	$(3,325)	n/m

Net income (loss) per common share:
Basic	$(0.01)	$0.10	$(0.11)	n/m
Diluted	$(0.01)	$0.09	$(0.10)	n/m

Net revenue: Net revenue for the three months ended June 30, 2015 totaled $77.3 million, inclusive of $8.1 million of net revenue from our Omega segment, an increase of $8.2 million, or 12%, as compared to $69.2 million for the three months ended June 30, 2014. The launch of 14 new codes or presentations of five products since June 30, 2014 contributed $2.5 million of the net revenue increase in the second quarter of 2015. Net revenue for products launched prior to June 30, 2014 decreased $2.7 million, or 4%, to $66.4 million in the second quarter of 2015.

Cost of sales: Cost of goods sold for the three months ended June 30, 2015 totaled $58.9 million, inclusive of $5.8 million of cost of sales incurred in our Omega segment, an increase of $12.3 million, or 26%, as compared to $46.6 million for the three months ended June 30, 2014. Gross profit as a percentage of net revenues was 23.8% for the three months ended June 30, 2015 compared to 32.7% for the three months ended June 30, 2014. Adjusted Gross Profit as a percentage of net revenue was 24.2% for the three months ended June 30, 2015 compared to 34.8% for the three months ended June 30, 2014. The decrease in gross profit as a percentage of net revenue is primarily due to competitive pricing pressures and the loss of a key oncolytic product and changes in profit share on other oncolytic products following the termination of a supplier relationship.

Product development: Product development expense for the three months ended June 30, 2015 totaled $5.4 million, inclusive of $0.8 million of product development costs incurred in our Omega segment, a decrease of $4.6 million, or 46%, as compared to $10.0 million for the three months ended June 30, 2014. The decrease in product development expense was primarily due to lower milestone expenses for products in our development pipeline, and a $1.0 million credit due to a settlement payment following the renegotiation of a development contract.

As of June 30, 2015, our new product pipeline included 41 products represented by 63 ANDAs which we had filed, or licensed rights to, that were under review by the FDA and four products represented by nine ANDAs that have been recently approved and were pending commercial launch. We also had an additional 20 products represented by 29 ANDAs under initial development at June 30, 2015.

Selling, general and administrative: Selling, general and administrative expenses for the three months ended June 30, 2015, totaled $11.4 million, inclusive of $1.2 million of costs incurred in our Omega segment, an increase of $0.7 million, or 7%, as compared to $10.7 million for the three months ended June 30, 2014. Selling, general and administrative expense as a percentage of net revenue was 15% and 15% for the three months ended June 30, 2015 and 2014, respectively.

Acquisition-related costs: Acquisition-related costs for the three months ended June 30, 2015 totaled $0.1 million. No acquisition-related costs were incurred in the quarter ended June 30, 2014.

Management transition costs: Management transition costs for the three months ended June 30, 2015 totaled $0.6 million. The costs are primarily severance related charges following the retirement of our founder and Chief Executive Officer and resignation of our President in March 2015 and severance charges related to the elimination of certain positions in the US in June 2015. No management transition costs were incurred in the three months ended June 30, 2014.

Equity in net income of joint ventures: Equity in net income of joint ventures for the three months ended June 30, 2015 totaled $0.3 million, a decrease of $1.2 million as compared to $1.5 million for the three months ended June 30, 2014, related to a decrease in sales of Sagent Agila products during the three months ended June 30, 2015, primarily due to the ongoing manufacturing issues at Agila’s SFF facility, which has been subject to a warning letter since September 2013.

Interest income and other income (expense), net: Interest income and other income (expense), net for the three months ended June 30, 2015 totaled $0.5 million of income, as compared to $0.2 million of income in the three months ended June 30, 2014. The increase was predominately related to realized and unrealized foreign currency gains.

Interest expense: Interest expense for the three months ended June 30, 2015 totaled $0.1 million, a decrease of $0.1 million, or 43%, as compared to $0.2 million for the three months ended June 30, 2014.

Provision for income taxes: Our provision for income taxes for the three months ended June 30, 2015 was $1.8 million, an increase of $1.7 million as compared to $0.2 million in the three months ended June 30, 2014. As we have recorded a full valuation allowance against our Chinese deferred tax assets, we have not recorded a tax benefit for losses associated with SCP.

Net income (loss) and diluted net earnings (loss) per common share: The net loss for the three months ended June 30, 2015 was $0.3 million, as compared to net income of $3.1 million for the three months ended June 30, 2014. Diluted net earnings (loss) per common share decreased by $0.10. The decrease in diluted net earnings (loss) per common share is due to the following factors:

Diluted EPS for the three months ended June 30, 2014	$0.09
Decrease in operations	(0.10)
Decrease in common shares outstanding	—

Diluted EPS for the three months ended June 30, 2015	$(0.01)

The following compares our consolidated results of operations for the six months ended June 30, 2015 with those of the three months ended June 30, 2014:

	Six months ended June 30,
	2015	2014	$ change	% change
Net revenue	$159,990	$140,063	$19,927	14%
Cost of sales	119,624	97,087	22,537	23%

Gross profit	40,366	42,976	(2,610)	-6%
Gross profit as % of net revenue	25.2%	30.7%

Operating expenses:
Product development	10,734	14,057	(3,323)	-24%
Selling, general and administrative	24,535	20,708	3,827	18%
Acquisition-related costs	1,321	—	1,321	n/m
Management transition costs	3,952	—	3,952	n/m
Equity in net income of joint ventures	(1,178)	(1,739)	(561)	-32%

Total operating expenses	39,364	33,026	6,338	19%

Income from operations	1,002	9,950	(8,948)	-90%
Interest income and other income (expense), net	(540)	71	(611)	n/m
Interest expense	(462)	(446)	16	4%

Income before income taxes	—	9,575	(9,575)	-100%
Provision for income taxes	2,150	1,387	763	55%

Net income (loss)	$(2,150)	$8,188	$(10,338)	n/m

Net income (loss) per common share:
Basic	$(0.07)	$0.26	$(0.33)	n/m
Diluted	$(0.07)	$0.25	$(0.32)	n/m

Net revenue: Net revenue for the six months ended June 30, 2015 totaled $160.0 million, inclusive of $15.5 million of net revenue from our Omega segment, an increase of $19.9 million, or 14%, as compared to $140.1 million for the six months ended June 30, 2014. The launch of 14 new codes or presentations of five products since June 30, 2014 contributed $4.0 million of the net revenue increase in the first half of 2015. Net revenue for products launched prior to June 30, 2014 decreased $0.3 million to $139.7 million in the second quarter of 2015.

Cost of sales: Cost of goods sold for the six months ended June 30, 2015 totaled $119.6 million, inclusive of $12.3 million of cost of sales incurred in our Omega segment, an increase of $22.5 million, or 23%, as compared to $97.1 million for the six months ended June 30, 2014. Gross profit as a percentage of net revenues was 25.2% for the six months ended June 30, 2015 compared to 30.7% for the three months ended June 30, 2014. Adjusted Gross Profit as a percentage of net revenue was 26.4% for the six months ended June 30, 2015, and 31.9% for the six months ended June 30, 2014. The decrease in gross profit as a percentage of net revenue is primarily due to the $2.6 million increase in cost of sales related to the fair value step up of inventory, competitive pricing pressures and the loss of a key oncolytic product and changes in profit share on other oncolytic products following the termination of a supplier relationship.

Product development: Product development expense for the six months ended June 30, 2015 totaled $10.7 million, inclusive of $1.5 million of product development costs in our Omega segment, a decrease of $3.3 million, or 24%, as compared to $14.1 million for the six months ended June 30, 2014. The decrease in product development expense was primarily due to lower milestone expenses for products in our development pipeline, and a $1.0 million credit due to a settlement payment following the renegotiation of a development contract.

Selling, general and administrative: Selling, general and administrative expenses for the six months ended June 30, 2015, totaled $24.5 million, inclusive of $2.2 million of costs in our Omega segment, an increase of $3.8 million, or

18%, as compared to $20.7 million for the three months ended June 30, 2014. The remaining increase in selling, general and administrative expense was primarily due to increased public company costs partially offset by lower employee related costs. Selling, general and administrative expense as a percentage of net revenue was 15% and 15% for the six months ended June 30, 2015 and 2014, respectively.

Acquisition-related costs: Acquisition-related costs for the six months ended June 30, 2015 totaled $1.3 million. No acquisition-related costs were incurred in the six months ended June 30, 2014.

Management transition costs: Management transition costs for the six months ended June 30, 2015 totaled $4.0 million. The costs are primarily severance related charges following the retirement of our founder and Chief Executive Officer and resignation of our President in March 2015 and severance charges related to the elimination of certain other positions in the US in June 2015. No management transition costs were incurred in the six months ended June 30, 2014.

Equity in net income of joint ventures: Equity in net income of joint ventures for the six months ended June 30, 2015 totaled $1.2 million, a decrease of $0.6 million as compared to $1.7 million for the six months ended June 30, 2014, related to a decrease in sales of Sagent Agila products during the six months ended June 30, 2015.

Interest income and other income (expense), net: Interest income and other income (expense), net for the six months ended June 30, 2015 totaled $0.5 million of expense, as compared to $0.1 million of income in the six months ended June 30, 2014. The increase in expense primarily relates to unrealized foreign exchange losses on intercompany financing, primarily related to the devaluation of the Canadian dollar versus the US dollar.

Interest expense: Interest expense for the six months ended June 30, 2015 totaled $0.5 million, a decrease of less than $0.1 million, or 4%, as compared to $0.4 million for the six months ended June 30, 2014.

Provision for income taxes: Our provision for income taxes for the six months ended June 30, 2015 was $2.2 million, an increase of $0.8 million as compared to $1.4 million in the six months ended June 30, 2014. As we have recorded a full valuation allowance against our Chinese deferred tax assets, we have not recorded a tax benefit for losses associated with SCP.

Net income (loss) and diluted net earnings (loss) per common share: The net loss for the six months ended June 30, 2015 was $2.2 million, as compared to net income of $8.2 million for the six months ended June 30, 2014. Diluted net earnings (loss) per common share decreased by $0.32. The decrease in diluted net earnings (loss) per common share is due to the following factors:

Diluted EPS for the six months ended June 30, 2014	$0.25
Decrease in operations	(0.32)
Decrease in common shares outstanding	—

Diluted EPS for the six months ended June 30, 2015	$(0.07)

Liquidity and Capital Resources

Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, launching the products that have been recently approved and are pending commercial launch or are pending approval as of June 30, 2015, successfully identifying and sourcing other new product opportunities, manufacturing products at our wholly-owned Chinese manufacturing facility, capital expansion at our wholly-owned subsidiaries and further business development activity.

Based on our existing business plan, we expect that cash, cash equivalents and short-term investments, together with operating cash flows and borrowings available under our Chase revolving loan facility and our Chase China committed fixed assets facility, will be sufficient to fund our planned operations, the continued development of our product pipeline, the final payment required in respect of our joint venture partner’s interest in SCP, investments in working capital, joint venture distributions and capital expansion at our Omega facility, for at least the next 12 months. However, we may require additional funds in the event that we change our business plan, pursue additional strategic transactions, including the acquisition of businesses or products, or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the general economic climate, changes in the regulatory environment, the loss of or negative developments affecting key relationships with suppliers, group purchasing organizations or end-user customers or other unexpected developments that may have a material effect on the cash flows or results of operations of our business.

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

Cash Flows

Overview

On June 30, 2015, cash, cash equivalents and short term investments totaled $71.1 million. Working capital totaled $120.3 million and our current ratio (current assets to current liabilities) was approximately 2.4 to 1.0.

Sources and Uses of Cash

Operating activities: Net cash used in operating activities was $1.7 million for the six months ended June 30, 2015, compared with net cash provided by operating activities of $19.6 million during the six months ended June 30, 2014. The reduction in cash provided by operations was primarily due to the increase in inventory in the six months ended June 30, 2015 and the $10.3 million decrease in our net income.

Investing activities: Net cash used in investing activities was $5.7 million for the six months ended June 30, 2015, primarily related to capital expenditures and the net change in our short term investments. Net cash used in investing activities of $4.1 million during the six months ended June 30, 2014 primarily related to capital expenditures and the purchase of product rights.

Financing activities: Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2015, primarily related to proceeds from stock option exercises, partially offset by the repayment of the then outstanding balance of our loans with the National Bank of Canada. Net cash used in financing activities for the six months ended June 30, 2014 was $10.0 million, primarily related to repayment in full of the then outstanding balance of our ABC Loans.

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

As of June 30, 2015, there were no borrowings outstanding under our Chase revolving loan facility, and we were in compliance with all covenants under this loan agreement. Total availability under our Chase revolving loan facility was $80.0 million at June 30, 2015, which is subject to adjustment on a monthly basis under our borrowing base calculation.

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

Aggregate Contractual Obligations

As of June 30, 2015, there were no material changes to the contractual obligations information provided in Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on March 16, 2015.

Off-Balance Sheet Arrangements

As of June 30, 2015, we were not party to any off-balance sheet arrangements, nor have we created any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. With the exception of operating leases, we do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into or disclosed on our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

New Accounting Guidance

In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Early adoption is not permitted.

In July 2015, the FASB approved a one year deferral to the new revenue guidance. Following the deferral, we are required to adopt the new guidance on January 1, 2018 using one of two prescribed methods. We are evaluating the impact of the amended revenue recognition guidance on our consolidated financial statements and related disclosures.

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

The revolving loan facility under our Chase Agreement and substantially all of Omega’s debt facilities bear floating interest rates that are tied to LIBOR or an alternate rate, and therefore, our statements of operations and our cash flows are exposed to changes in interest rates. Based on the amounts outstanding at June 30, 2015, a one percentage point increase in LIBOR would increase our ongoing interest expense by less than $0.1 million per year, and a 10% strengthening of the Canadian dollar relative to the US dollar, would increase our ongoing interest expense by less than $0.1 million per year. We historically have not engaged in hedging activities related to our interest rate or foreign exchange risks.

At June 30, 2015, we had cash and cash equivalents and short-term investments of $50.9 million and $20.1 million, respectively. Our cash and cash equivalents are held primarily in cash and money market funds, and our short-term investments are held primarily in corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Internal Control over Financial Reporting.

Management, together with our President and our Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2015. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 1A. Risk Factors.

There were no material changes during the three months ended June 30, 2015 to the risk factors previously disclosed under Item 1A entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 16, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities during the Quarter ended June 30, 2015

There are currently no share repurchase programs authorized by our Board of Directors. We did not repurchase any shares of our common stock during the quarter ended June 30, 2015.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.3	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

10.1	Fixed Assets Committed Loan Facility Offer Letter, dated April 6, 2015, by and between Sagent (China) Pharmaceuticals Co., Ltd., and JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 10, 2015).

10.2	Amendment No. 1 to Credit Agreement, dated April 6, 2015, by and among Sagent Pharmaceuticals, Inc., Sagent Pharmaceuticals, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed April 10, 2015).

10.3	Guaranty, dated April 6, 2015, by Sagent Pharmaceuticals, Inc. and Sagent Pharmaceuticals, for the benefit of JPMorgan Chase Bank, N.A. and each of the Lending Installations named therein (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed April 10, 2015).

10.4	Sagent Pharmaceuticals, Inc., Change of Control Severance Plan (Incorporated by reference to Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.5	Separation Agreement and Release of Claims dated May 4, 2015, by and among Sagent Pharmaceuticals, Inc., and Jeffrey Yordon (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 8, 2015).

10.6	Amendment to Employment Agreement dated May 4, 2015, by and among Sagent Pharmaceuticals, Inc., and Michael Logerfo (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed May 8, 2015).

10.7	Settlement Agreement and Mutual Release dated May 8, 2015, by and among Sagent Pharmaceuticals, Inc., and James Hussey (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 13, 2015).

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	The following materials from Sagent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and (vi) document and entity information.

*	Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT PHARMACEUTICALS INC.

/s/ Jonathon M. Singer
Jonathon M. Singer Executive Vice President and Chief Financial Officer August 4, 2015