Form 10-Q
period 2015-09-30
Sagent Pharmaceuticals, Inc.
filed 2015-11-03
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

At October 30, 2015, there were 32,787,344 shares of the registrant’s common stock outstanding.

Sagent Pharmaceuticals, Inc.

In this report, “Sagent,” “we,” “us,” “our” and the “Company” refers to Sagent Pharmaceuticals, Inc. and subsidiaries, and “Common Stock” refers to Sagent’s common stock, $0.01 par value per share.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,850	$55,633
Short-term investments	20,160	18,473
Accounts receivable, net of chargebacks and other deductions	43,043	42,780
Inventories, net	76,228	61,781
Due from related party	2,664	2,156
Current deferred tax assets	9,193	12,135
Prepaid expenses and other current assets	8,436	5,560

Total current assets	185,574	198,518
Property, plant, and equipment, net	68,163	71,153
Investment in joint ventures	6,049	4,539
Goodwill	24,953	28,155
Intangible assets, net	58,200	65,575
Non-current deferred tax assets	14,466	13,173
Other assets	2,204	375

Total assets	$359,609	$381,488

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	36,402	$32,710
Due to related party	11,573	8,079
Accrued profit sharing	7,245	10,684
Accrued liabilities	15,113	19,346
Current portion of deferred purchase consideration	—	8,725
Current portion of long-term debt	238	508
Notes payable	—	5,499

Total current liabilities	70,571	85,551

Long term liabilities:
Long-term debt	1,500	1,945
Deferred income taxes	12,331	15,706
Other long-term liabilities	2,388	2,534

Total liabilities	86,790	105,736

Stockholders’ equity:
Common stock—$0.01 par value, 100,000,000 authorized, and 32,786,873 and 31,976,661 outstanding at September 30, 2015 and December 31, 2014, respectively	328	320
Additional paid-in capital	365,236	352,982
Accumulated other comprehensive income (loss)	(14,625)	(3,374)
Accumulated deficit	(78,120)	(74,176)

Total stockholders’ equity	272,819	275,752

Total liabilities and stockholders’ equity	$359,609	$381,488

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net revenue	$75,199	$65,359	$235,188	$205,422
Cost of sales	50,837	46,589	170,461	143,676

Gross profit	24,362	18,770	64,727	61,746
Operating expenses:
Product development	7,923	3,677	18,658	17,734
Selling, general and administrative	11,403	10,914	35,886	31,622
Acquisition-related costs	535	872	1,856	872
Management transition costs	645	—	4,647	—
Equity in net (income) of joint ventures	(333)	(737)	(1,510)	(2,476)

Total operating expenses	20,173	14,726	59,537	47,752

Legal settlement	2,447	—	2,447	—
Income from operations	1,742	4,044	2,743	13,994
Interest income and other income (expense), net	(1,686)	(536)	(2,225)	(465)
Interest expense	(188)	(195)	(650)	(641)

Income (loss) before income taxes	(132)	3,313	(132)	12,888
Provision for income taxes	1,663	1,387	3,813	2,774

Net income (loss)	$(1,795)	$1,926	$(3,945)	$10,114

Net income (loss) per common share:
Basic	$(0.05)	$0.06	$(0.12)	$0.32
Diluted	$(0.05)	$0.06	$(0.12)	$0.31

Weighted-average of shares used to compute net income per common share:
Basic	32,747	31,895	32,321	31,861
Diluted	32,747	32,960	32,321	32,748

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(1,795)	$1,926	$(3,945)	$10,114
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(6,509)	(2)	(11,281)	(448)
Reclassification of unrealized losses on available for sale securities	—	49	—	49
Unrealized gains (losses) on available for sale securities	5	(101)	30	(22)

Total other comprehensive income (loss), net of tax	(6,504)	(54)	(11,251)	(421)

Comprehensive income (loss)	$(8,299)	$1,872	$(15,196)	$9,693

See accompanying notes to condensed consolidated financial statements

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(3,945)	$10,114
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,796	6,307
Stock-based compensation	2,845	3,657
Equity in net (income) loss of joint ventures	(1,510)	(2,476)
Deferred income taxes, net	457	—
Other	232	(200)
Changes in operating assets and liabilities:
Accounts receivable, net	(760)	(10,848)
Inventories, net	(16,263)	3,180
Prepaid expenses and other current assets	(2,988)	1,887
Due from related party	(507)	(728)
Accounts payable and other accrued liabilities	755	8,574

Net cash provided by (used in) operating activities	(12,888)	19,467

Cash flows from investing activities
Capital expenditures	(5,057)	(2,875)
Acquisition of business, net of cash acquired	(11,785)	(3,500)
Purchases of investments	(10,202)	(80,998)
Sale of investments	8,320	174,722
Purchase of product rights	(1,109)	(2,863)

Net cash provided by (used in) investing activities	(19,833)	84,486

Cash flows from financing activities
Reduction in short-term borrowings	(5,189)	—
Repayment of long-term debt	(411)	(10,324)
Payment of deferred financing costs	(199)	(75)
Proceeds from issuance of common stock, net of issuance costs	9,417	425

Net cash provided by (used in) financing activities	3,618	(9,974)

Effect of exchange rate movements in cash	(680)	(31)

Net increase (decrease) in cash and cash equivalents	(29,783)	93,948
Cash and cash equivalents, at beginning of period	55,633	42,332

Cash and cash equivalents, at end of period	$25,850	$136,280

Supplemental disclosure of cash flow information
Acquisition of property, plant and equipment in accounts payable	(581)	—
Acquisition of product licensing rights not yet settled	(1,076)	—

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

Note 2. Recent Accounting Pronouncements

In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB approved a one year deferral to the new revenue guidance, and are therefore required to adopt the new guidance on January 1, 2018 using one of the two prescribed retroactive methods. We are evaluating the impact of the amended revenue recognition guidance on our consolidated financial statements.

In February 2015, the FASB issued amended guidance on the model used to evaluate whether certain legal entities should be consolidated. This guidance is effective for the Company in the first quarter of 2017. Early adoption is permitted. We are currently evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

In September 2015, the FASB issued guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments related to business combinations. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. In addition, separate presentation on the face of the income statement or disclosure in the notes to the financial statements is required regarding the portion of the adjustment recorded in current period earnings. We are required to adopt this guidance prospectively for measurement period adjustments that occur after the effective date. This guidance is effective for the Company in the first quarter of 2016. Early adoption is permitted. We have adopted this guidance in the current period. There was no material impact of adoption.

Note 3. Acquisitions:

Omega Acquisition

On October 1, 2014, we, through our wholly-owned Canadian subsidiary, Sagent Acquisition Corp., entered into a Share Purchase Agreement to acquire all of the issued and outstanding shares of the capital stock of 7685947 Canada Inc., and its subsidiary, Omega Laboratories Limited (collectively, “Omega”), a privately held Canadian pharmaceutical and specialty healthcare products company for C$92,768 ($82,693), after accounting for net post-closing adjustments of C$191 ($170). In September 2015, we finalized the post-closing adjustments resulting in a reduction of total purchase consideration of C$241 ($215).

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

We recorded goodwill of $22,842 at the time of acquisition due to the synergies achieved by having control over the products and manufacturing at Omega. We reduced goodwill in September 2015 to reflect the final post-closing adjustment to total purchase consideration of $215.

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

Condensed consolidated statement of operations information	Three months ended September 30, 2014	Nine months ended September 30, 2014
Net revenues	$72,541	$229,292
Net income	3,050	8,526
Diluted net income per common share	$0.09	$0.26

Product rights acquisitions

On August 5, 2015, we entered into and closed an agreement with Mustafa Nevzat Ilac Sanayii A.S., a subsidiary of Amgen, Inc., (“MN”) to acquire the rights to three products: Methylprednsilone Sodium Succinate, Vecuronium and Pamidronate Disodium. The total fair value of consideration transferred was $3,000, consisting of cash. The product rights have been recognized in our Sagent US segment.

The transaction was accounted for as a purchase of a business. The acquisition of these three products provides us with full control of and access to the product rights. The acquisition was financed with cash. Acquisition related costs related to this transaction were nominal. The weighted average life of these three acquired products rights is approximately 84 months.

The estimated fair value of identifiable assets acquired for these product rights is shown in the table below:

(in thousands)
Definite-lived intangible assets	$3,000

Total allocation of fair value	$3,000

Note 4. Investments:

Our investments at September 30, 2015 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Carrying value	Cash and cash equivalents	Short term investments
Assets
Cash	$5,991	$—	$—	$5,991	$5,991	$—
Money market funds	19,859	—	—	19,859	19,859	—
Corporate bonds and notes	20,170	1	(11)	20,160	—	20,160

	$46,020	$1	$(11)	$46,010	$25,850	$20,160

Investments with continuous unrealized losses for less than twelve months and their related fair values at September 30, 2015 were as follows:

	Fair value	Unrealized losses
Corporate bonds and notes	$12,481	$(11)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Because we do not currently intend to sell these investments, and it is not more likely than not that we will be required to sell our investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2015.

The original cost and estimated current fair value of our fixed-income securities at September 30, 2015 are set forth below.

	Cost basis	Estimated fair value
Due in one year or less	$12,458	$12,457
Due between one and five years	7,711	7,703

	$20,170	$20,160

Note 5. Inventories:

Inventories at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015			December 31, 2014
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory
Raw materials	$9,356	$2,818	$12,174	$10,203	$2,848	$13,051
Work in process	653	—	653	2,012	—	2,012
Finished goods	67,411	—	67,411	49,960	—	49,960
Inventory reserve	(4,010)	—	(4,010)	(3,242)	—	(3,242)

	$73,410	$2,818	$76,228	$58,933	$2,848	$61,781

Note 6. Property, plant and equipment

Property, plant and equipment at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Land and land improvements	$3,282	$3,519
Buildings and improvements	25,523	26,605
Machinery, equipment, furniture and fixtures	44,212	42,124
Construction in process	5,838	6,175

	78,855	78,423
Less accumulated depreciation	(10,692)	(7,270)

	$68,163	$71,153

Depreciation expense was $1,436 and $4,166 for the three and nine months ended September 30, 2015, respectively.

Note 7. Goodwill and Intangible assets, net:

Goodwill at September 30, 2015 and December 31, 2014 was $24,953 and $28,155, respectively. There were no goodwill impairment losses for the three or nine months ended September 30, 2015 and 2014, respectively.

Movements in goodwill were due to the following:

December 31, 2014	$28,155
Omega post-closing adjustment	(215)
Foreign currency translation impact	(2,987)

September 30, 2015	$24,953

Intangible assets at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$4,533	$(2,900)	$1,633	$4,707	$(2,878)	$1,829
Product development rights	4,500	—	4,500	4,191	—	4,191
Purchased product rights and other	47,635	(4,237)	43,398	51,245	(1,375)	49,870

Total definite-lived intangible assets	$56,668	$(7,137)	$49,531	$60,143	$(4,253)	$55,890

In-process research and development (IPR&D)	$8,669	$—	$8,669	$9,685	$—	$9,685

Total intangible assets	$65,337	$(7,137)	$58,200	$69,828	$(4,253)	$65,575

Movements in intangible assets were due to the following:

	Product licensing rights	Product development rights	Purchased product rights and other	IPR&D
December 31, 2014	$1,829	$4,191	$49,870	$9,685
Purchase of product rights	100	1,568	3,000	—
Amortization of product rights	(296)	(1,259)	(3,178)	—
Foreign currency movements and other	—	—	(6,294)	(1,016)

September 30, 2015	$1,633	$4,500	$43,398	$8,669

The weighted-average period prior to the next extension or renewal for the 22 products comprising our product licensing rights intangible asset was 55 months at September 30, 2015.

Note 8. Investment in Sagent Agila:

Changes in our investment in Sagent Agila during the nine months ended September 30, 2015 were as follows:

Investment in Sagent Agila at December 31, 2014	$4,539
Equity in net income of Sagent Agila	1,510

Investment in Sagent Agila at September 30, 2015	$6,049

Condensed statement of operations information of Sagent Agila is presented below.

	Three months ended September 30,		Nine months ended September 30,
Condensed statement of operations information	2015	2014	2015	2014
Net revenues	$2,169	$1,516	$6,090	$6,249
Gross profit	665	1,473	3,020	4,992
Net income	665	1,473	3,020	4,952

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

In addition to the above, Omega has five mortgage loans with the BDC (collectively the “Omega mortgages”) which we assumed in connection with the acquisition. The Omega mortgages, which require monthly installments and which are secured by specific Omega buildings and equipment, range in amount from C$70 to C$1,250 ($62 to $1,114 as of the acquisition date) and bear interest at the lender’s prime rate (5% as of the acquisition date) plus a premium ranging from 0%—1.5%. The Omega mortgages mature at various times from August 2019 through November 2036.

JPMorgan Chase Revolving Credit Loan Facility

On October 31, 2014, we entered into a credit agreement (the “Chase Agreement”) with JPMorgan Chase Bank, N.A., (“Chase”). As of September 30, 2015 and December 31, 2014, respectively, no borrowings were outstanding under the Chase Agreement and we were in compliance with all of our covenants under the Chase Agreement.

JP Morgan Chase China Fixed Assets Committed Loan Facility

On April 6, 2015, our subsidiary, Sagent (China) Pharmaceuticals, Co., Ltd. (“SCP”) entered into a fixed assets committed loan facility (“China Facility”) with JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (“Chase China”). SCP may make drawings under the China Facility in an aggregate amount up to $18.0 million to finance capital expenditures relating to a production line expansion. Amounts drawn under the China Facility bear interest at the LIBOR rate (or Chase China’s cost of funds if the long term foreign debt quota of Chase China is not available) plus 3.25%. Amounts drawn under the China Facility will be subject to an amortization schedule. Principal payments for any amounts drawn will be repaid in accordance with that schedule, between 36-60 months. As of September 30, 2015, no borrowings were outstanding under the Chase Agreement and we were in compliance with all of our covenants under the Chase Agreement.

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

Note 10. Accrued liabilities:

Accrued liabilities at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Payroll and employee benefits	$5,458	$9,329
Sales and marketing	6,425	6,964
Taxes payable	1,201	1,040
Other accrued liabilities	2,029	2,013

	$15,113	$19,346

Note 11. Fair value measurements:

Assets measured at fair value on a recurring basis as of September 30, 2015 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$19,859	$19,859	$—	$—

Corporate bonds and notes	20,160	—	20,160	—

Short-term investments	$20,160	$—	$20,160	$—

Total assets	$40,019	$19,859	$20,160	$—

Liabilities
Contingent purchase consideration	$95	$—	$—	$95

Assets measured at fair value on a recurring basis as of December 31, 2014 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$13,139	$13,139	$—	$—

Corporate bonds and notes	18,513	—	18,513	—
Commercial paper	—	—	—	—

Short-term investments	$18,513	$—	$18,513	$—

Total assets	$31,652	$13,139	$18,513	$—

Liabilities
Contingent purchase consideration	$605	$—	$—	$605

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

The Changes in the fair value of our contingent purchase consideration measured using significant unobservable inputs (Level 3), during the nine months ending September 30, 2015 were as follows:

Balance at January 1, 2015	$605
Issuance of contingent purchase consideration	—
Change in fair value of contingent purchase consideration	(510)
Payment of contingent purchase consideration	—

Balance at September 30, 2015	$95

The change in fair value of our contingent purchase consideration was recognized within selling, general and administrative expense in the Condensed Consolidated Statement of Operations.

Note 12. Accumulated other comprehensive income (loss):

Accumulated other comprehensive income (loss) at September 30, 2015 and December 31, 2014 is comprised of the following:

	September 30, 2015	December 31, 2014
Currency translation adjustment, net of tax	$(14,615)	$(3,334)
Unrealized gains (losses) on available for sale securities, net of tax	(10)	(40)

Total accumulated other comprehensive income (loss)	$(14,625)	$(3,374)

There were no amounts reclassified from accumulated other comprehensive income (loss) during the nine months ended September 30, 2015.

Note 13. Earnings per share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, the following common share equivalents, comprised of restricted stock and unexercised stock options, have been excluded from the calculation of diluted earnings per share for the three and nine month periods ended September 30, 2015 and 2014, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Anti-dilutive shares (in thousands)	2,188	435	2,188	1,124

The table below presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic and dilutive numerator:
Net income (loss), as reported	$(1,795)	$1,926	$(3,945)	$10,114

Denominator:
Weighted-average common shares outstanding—basic (in thousands)	32,747	31,895	32,321	31,861
Net effect of dilutive securities:
Stock options and restricted stock	—	1,065	—	887

Weighted-average common shares outstanding—diluted (in thousands)	32,747	32,960	32,321	32,748

Net income (loss) per common share (basic)	$(0.05)	$0.06	$(0.12)	$0.32

Net income (loss) per common share (diluted)	$(0.05)	$0.06	$(0.12)	$0.31

Note 14. Stock-based compensation:

The following tables set forth stock option and restricted stock activity for the nine months ended September 30, 2015:

	Number of Shares
	Stock options	Restricted stock
Outstanding at December 31, 2014	2,543,362	128,209
Granted	411,743	140,971
Exercised	(779,505)	(40,496)
Forfeited	(168,166)	(48,476)

Outstanding at September 30, 2015	2,007,434	180,208

The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2015 and 2014, was $1,524 and $319, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014, was $9,038 and $1,522, respectively.

Note 15. Net revenue by product:

Net revenue by therapeutic class is as follows:

	Three months ended September 30,		Nine months ended September 30,
Therapeutic class:	2015	2014	2015	2014
Anti-infective	$31,891	$21,370	$96,453	$74,896
Critical care	29,271	21,530	85,962	62,153
Oncology	14,037	22,459	52,773	68,373

	$75,199	$65,359	$235,188	$205,422

Note 16. Related party transactions:

As of September 30, 2015 and December 31, 2014, respectively, we had a receivable of $2,664 and $2,156 from Sagent Agila LLC, which is expected to offset future profit-sharing payments. As of September 30, 2015 and December 31, 2014, respectively, we had a payable of $11,573 and $8,079 to Sagent Agila LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements.

Note 17. Income Taxes:

Our provision for income taxes for the three month ended September 30, 2015 and September 30, 2014 was $1,663 and $1,387, respectively. Our provision for income taxes for the nine months ended September 30, 2015 and September 30, 2014 was $3,813 and $2,774, respectively. As we have recorded a full valuation allowance against our Chinese deferred tax assets, we have not recorded a tax benefit for losses associated with SCP.

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

Zoledronic Acid (Generic versions of Zometa ® and Reclast ®). On February 20, 2013, Novartis Pharmaceuticals Corporation (“Novartis”) sued the Company and several other defendants in the United States District Court for the District of New Jersey, alleging, among other things, that sales of the Company’s (i) zoledronic acid product under FDA NDA No. 203231, made by ACS Dobfar Info S.A. (“Info”), also a defendant, a generic bioequivalent version of Novartis’ Zometa ® Ready-to-Use product, would infringe U.S. Patent No. 7,932,241 (the “241 Patent”) and U.S. Patent No. 8,324,189 (the “189 Patent”) and (ii) zoledronic acid product under FDA ANDA No. 202828, also made by Info, a generic version of Novartis’ Reclast ® product, would infringe U.S. Patent No. 8,052,987 (the “987 Patent”) and the 241 Patent, and (iii) zoledronic acid product under FDA ANDA No. 202472, made by Actavis LLC, also a defendant, a generic version of Novartis’ Zometa ® Pre Concentrate product, would infringe the 189 Patent. (In Re: Certain Consolidated Zoledronic Acid Cases; Consolidated Civil Action No. 12-03967(SDW)(SCM) [Consolidated with Civil Action Nos. 12-cv-04393, 13-cv-01028, 13-cv-02379, 13-cv-4669, 13-cv-5125, 13-cv-6835, 13-cv-7914 and 14-cv-18411]). On March 1, 2013, the District Court denied Novartis’ request for a temporary restraining order against the Company and the other defendants, including Actavis and Info. On March 6, 2013 the Company, began selling Actavis’ zoledronic acid vial, the generic version of Zometa. Also, as of August 27, 2013 and October 1, 2013, the Company began selling zoledronic acid premix bags in 4mg/100ml and 5mg/100ml presentations, respectively. On December 3, 2014, Novartis sued the Company, alleging, among other things, that sales of the Company’s zoledronic acid product under FDA ANDA No. 091493, made by Hameln RDS GMBH, a generic version of Novartis’ Zometa ® Pre-concentrate product, would infringe the 189 Patent. (Novartis Pharmaceuticals Corporation v. Sagent Pharmaceuticals, Inc. et. al., Case No. 2:14-cv-07556(SDW)(SCM) and together with the Consolidated Civil Action Case No. 13-cv-1028, the “Litigation”).

On October 13, 2015, the Company and Novartis agreed to settle the Litigation. Pursuant to the terms of the settlement, we will pay Novartis $5,000 in exchange for a release of claims associated with the 241, 987 and 189 Patents pertaining to the following regulatory submissions: FDA NDA No. 203231, FDA ANDA No. 202828, FDA

ANDA No. 202472 and FDA ANDA No. 091493 (collectively the “Regulatory Submissions”), and acquire a license to sell the zoledronic acid products as approved by their Regulatory Submissions (excluding sales of product manufactured under FDA ANDA No.202472 after December 31, 2014) in the United States. The settlement is subject to confirmation by the US Federal Trade Commission. Concurrent with the Novartis settlement, we are entitled to receive $1,477 from Info and Actavis, representing their collective share of the $5,000.

We have determined that $1,683 of the settlement represents a future license to sell the zoledronic acid products. This amount has been recorded within Other assets on the Condensed Consolidated Balance Sheet as of September 30, 2015, offset by the portion of the Info reimbursement, $607, related to the license period. The remaining net settlement amount of $2,447 owed to Novartis has been recorded as Legal settlement within the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2015.

At this time, there are no other proceedings of which we are aware that are considered likely to have a material adverse effect on the consolidated financial position or results of operations.

Note 19. Management transition costs:

In March 2015, we completed a management transition following the retirement of our founder and Chief Executive Officer and resignation of our President. In June 2015, we eliminated certain positions in the US as part of the ongoing review of our business. In the third quarter of 2015, we incurred additional costs, primarily related to the onboarding of our new Chief Executive Officer. Costs associated with these matters, primarily severance related charges and costs associated with recruiting and retaining a new CEO, were all incurred in the Sagent US operating segment, and are reflected in the management transition caption in the consolidated statement of operations for the three and nine months ended September 30, 2015. Of the charges, $189 and $3,310 were paid during the three and nine months ended September 30, 2015, respectively. Total costs accrued within the Accounts Payable and Accrued liabilities captions of the balance sheet at September 30, 2015 were $307 and $958, respectively.

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

Segment and geographic data for the three and nine months ended September 30, 2015 includes the impact of Omega. Shared costs for certain corporate functions, including but not limited to, corporate finance and legal, are included within the Sagent US segment profitability that management reviews.

Geographic and segment data is as follows:

	Three months ended September 30,		Nine months ended September 30,
Segment revenues:	2015	2014	2015	2014
United States	$67,648	$65,359	$211,623	$205,395
Others	226	—	738	27

Sagent US segment	67,874	65,359	212,361	205,422

Canada (Omega segment)	7,325	—	22,827	—

Total net revenue	$75,199	$65,359	$235,188	$205,422

Income (loss) before income taxes
Sagent US	$1,391	$4,044	$2,885	$13,994
Canada (Omega segment)	351	—	(142)	—

Total segment operating income	1,742	4,044	2,743	13,994
Interest income and other	(1,686)	(536)	(2,225)	(465)
Interest expense	(188)	(195)	(650)	(641)

Income (loss) before income taxes	$(132)	$3,313	$(132)	$12,888

	September 30,
	2015	2014
Segment assets:
United States	$206,802	$249,953
China	57,742	66,612

Sagent US segment	264,544	316,565
Canada (Omega segment)	95,065	—

Total assets	$359,609	$316,565

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, and the cautionary statements set forth below, as well as elsewhere in this Quarterly Report on Form 10-Q, and those contained in Item 1A under the heading “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 16, 2015, identify important factors that could cause actual results to differ materially from those indicated by our forward-looking statements. Such factors, include, but are not limited to:

•	we rely on our business partners for the manufacture of a significant portion of our products, and if our business partners fail to supply us with high-quality active pharmaceutical ingredient (“API”) or finished products in the quantities we require on a timely basis, sales of our products could be delayed or prevented, and our revenues and margins could decline, which could have a material adverse effect on our business, financial condition and results of operations;

•	if we or any of our business partners are unable to comply with the quality and regulatory standards applicable to pharmaceutical drug manufacturers, or if approvals of pending applications are not granted or are delayed, we may be unable to meet the demand for our products, may lose potential revenues and our business, financial position and results of operations could be materially adversely effected;

•	changes in the regulations, enforcement procedures or regulatory policies established by the FDA and other regulatory agencies could increase the costs or time of development of our products and could delay or prevent sales of our products and our revenues could decline and, as a result, our business, financial condition and results of operations could be materially adversely affected;

•	two of our products, heparin and levofloxacin in premix bags, represent a significant portion of our net revenue. Each of these products is manufactured by and supplied to us by a single vendor, and, if the volume or pricing of either of these products declines, or we are unable to satisfy market demand for either of these products, such event could have a material adverse effect on our business, financial position and results of operations;

•	we participate in highly competitive markets, dominated by a few large competitors, and if we are unable to compete successfully, our revenues could decline and our business, financial condition and results of operations could be materially adversely affected;

•	if we are unable to continue to develop and commercialize new products in a timely and cost-effective manner, we may not achieve our expected revenue growth and profitability, or our business, results of operations and financial position could be adversely affected;

•	if we are unable to maintain our group purchasing organizations (“GPO”) and distributor relationships, our revenues could decline and our results of operations could be adversely affected;

•	we rely on a limited number of pharmaceutical wholesalers to distribute our products;

•	we depend to a significant degree upon our key personnel, the loss of whom could adversely affect our operations;

•	if we fail to attract and retain the talent required for our business, our business could be materially harmed;

•	our inability to manage our planned growth or successfully integrate newly acquired businesses could harm our business;

•	we may be exposed to product liability claims that could cause us to incur significant costs or cease selling some of our products;

•	our products may infringe the intellectual property rights of third parties, and in such cases we may incur substantial liabilities and may be unable to commercialize products in a profitable manner or at all;

•	healthcare reform legislation or other policy changes may adversely affect our business;

•	our business could suffer if reimbursement by government-sponsored or private sector insurance programs for our current or future products is reduced or modified;

•	we may need to raise additional capital in the event we change our business plan or encounter unexpected developments, which may cause dilution to our existing stockholders or restrict or limit our operations;

•	we are subject to risks associated with managing our international network of business relationships, which include business partners and other suppliers of components, API and finished products located throughout the world;

•	we may never realize the expected benefits from our manufacturing facility in China and it will require substantial capital resources to reach its manufacturing potential and achieve overall profitability;

•	we may never realize the expected benefits from our acquisition of Omega and it will require substantial capital resources to maintain its manufacturing capabilities and overall profitability;

•	we rely on a single vendor to manage our order to cash cycle and our distribution activities in the U.S. and the loss or disruption of service from this vendor could adversely affect our operations and financial condition;

•	we are likely to incur substantial costs associated with both implementation and maintenance of our new enterprise resource planning software and other related applications, and unforeseen problems may arise with the implementation. If the new systems do not perform as originally planned, our business, financial position and results of operations could be adversely affected;

•	currency fluctuations may have an adverse effect on our business; and

•	we may seek to engage in strategic transactions, including the acquisition of products or businesses, that could have a variety of negative consequences, and we may not realize the intended benefits of such transactions.

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

	Three months ended September 30,				% of net revenue, three months ended September 30,
	2015	2014	$ Change	% Change	2015	2014	% Change
Adjusted Gross Profit	$24,695	$19,507	$5,188	27%	32.8%	29.8%	3.0%
Sagent portion of gross profit earned by Sagent Agila joint venture	333	737	(404)	-55%	0.4%	1.1%	-0.7%
Product-related non-cash charges arising from business combinations	—	—	—	n/m	0.0%	0.0%	0.0%

Gross Profit	$24,362	$18,770	$5,592	30%	32.4%	28.7%	3.7%

	Nine months ended September 30,				% of net revenue, nine months ended September 30,
	2015	2014	$ Change	% Change	2015	2014	% Change
Adjusted Gross Profit	$66,877	$64,242	$2,635	4%	28.4%	31.3%	-2.9%
Sagent portion of gross profit earned by Sagent Agila joint venture	1,510	2,496	(986)	-40%	0.6%	1.2%	-0.6%
Product-related non-cash charges arising from business combinations	640	—	640	n/m	0.3%	0.0%	0.3%

Gross Profit	$64,727	$61,746	$2,981	5%	27.5%	30.1%	-2.6%

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

	Three months ended September 30,
	2015	2014	$ Change	% Change
Adjusted EBITDA	$8,789	$7,248	$1,541	21%
Stock-based compensation expense	921	1,203	(282)	-23%
Management transition costs	645	—	645	n/m
Acquisition-related costs	535	872	(337)	-39%
Unrealized foreign exchange losses[2]	1,560	—	1,560	n/m
Legal settlement	2,447	—	2,447	n/m

EBITDA	$2,681	$5,173	$(2,492)	-48%

Depreciation and amortization expense[1]	2,655	1,773	882	50%
Interest expense, net	158	87	71	82%
Provision for income taxes	1,663	1,387	276	20%

Net income (loss)	$(1,795)	$1,926	$(3,721)	n/m

	Nine months ended September 30,
	2015	2014	$ Change	% Change
Adjusted EBITDA	$24,058	$23,956	$102	0.4%
Stock-based compensation expense	2,845	3,657	(812)	-22%
Management transition costs	4,647	—	4,647	n/m
Acquisition-related costs	1,856	872	984	113%
Unrealized foreign exchange losses[2]	2,440	—	2,440	n/m
Product-related non-cash charges arising from business combinations	640	—	640	n/m
Legal settlement	2,447	—	2,447	n/m

EBITDA	$9,183	$19,427	$(10,244)	-53%

Depreciation and amortization expense[1]	8,746	6,237	2,509	40%
Interest expense, net	569	302	267	88%
Provision for income taxes	3,813	2,774	1,039	37%

Net income (loss)	$(3,945)	$10,114	$(14,059)	n/m

1 Amortization expense excludes $17 and $23 of amortization in the three months ended September 30, 2015 and 2014, respectively, and $50 and $70 of amortization in the nine months ended September 30, 2015 and 2014, respectively, related to deferred financing fees, which is included within interest expense and other in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014.

2 Unrealized foreign exchange losses reflect the impact of foreign currency movements on intercompany loans, primarily related to the devaluation of the Canadian dollar relative to the US dollar, and are included in Interest income and other income (expense), net, in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014.

Discussion and Analysis

Consolidated results of operations

The following compares our consolidated results of operations for the three months ended September 30, 2015 with those of the three months ended September 30, 2014:

	Three months ended September 30,
	2015	2014	$ change	% change
Net revenue	$75,199	$65,359	$9,840	15%
Cost of sales	50,837	46,589	4,248	9%

Gross profit	24,362	18,770	5,592	30%
Gross profit as % of net revenue	32.4%	28.7%	3.7%

Operating expenses:
Product development	7,923	3,677	4,246	116%
Selling, general and administrative	11,403	10,914	489	4%
Acquisition-related costs	535	872	(337)	-39%
Management transition costs	645	—	645	n/m
Equity in net income of joint ventures	(333)	(737)	(404)	-55%

Total operating expenses	20,173	14,726	5,447	37%

Legal settlement	2,447	—	2,447	n/m
Income from operations	1,742	4,044	(2,302)	-57%
Interest income and other income (expense), net	(1,686)	(536)	(1,150)	215%
Interest expense	(188)	(195)	(7)	-4%

Income (loss) before income taxes	(132)	3,313	(3,445)	n/m
Provision for income taxes	1,663	1,387	276	20%

Net income (loss)	$(1,795)	$1,926	$(3,721)	n/m

Net income (loss) per common share:
Basic	$(0.05)	$0.06	$(0.11)	n/m
Diluted	$(0.05)	$0.06	$(0.11)	n/m

Net revenue: Net revenue for the three months ended September 30, 2015 totaled $75.2 million, inclusive of $7.3 million of net revenue from our Omega segment, an increase of $9.8 million, or 15%, as compared to $65.4 million for the three months ended September 30, 2014. The launch of eight new codes or presentations of four products since September 30, 2014 contributed $2.7 million of the net revenue increase in the third quarter of 2015. Net revenue for products launched prior to September 30, 2014 decreased $0.5 million, or 1%, to $64.8 million in the third quarter of 2015.

Cost of sales: Cost of goods sold for the three months ended September 30, 2015 totaled $50.8 million, inclusive of $5.0 million of cost of sales incurred in our Omega segment, an increase of $4.2 million, or 9%, as compared to $46.6 million for the three months ended September 30, 2014. Gross profit as a percentage of net revenues was 32.4% for the three months ended September 30, 2015 compared to 28.7% for the three months ended September 30, 2014. Adjusted Gross Profit as a percentage of net revenue was 32.8% for the three months ended September 30, 2015 compared to 29.8% for the three months ended September 30, 2014. The increase in gross profit as a percentage of net revenue is primarily due to improved product mix and the benefit of $0.7 million from the receipt of payment from certain manufacturing partners for the settlement of certain supply issues.

Product development: Product development expense for the three months ended September 30, 2015 totaled $7.9 million, inclusive of $0.7 million of product development costs incurred in our Omega segment, an increase of $4.2 million, or 116%, as compared to $3.7 million for the three months ended September 30, 2014. The increase in product development expense was primarily due to higher milestone expenses for products in our development pipeline in 2015.

As of September 30, 2015, our new product pipeline included 42 products represented by 68 ANDAs which we had filed, or licensed rights to, that were under review by the FDA and three products represented by eight ANDAs that have been recently approved and were pending commercial launch. We also had an additional 21 products represented by 27 ANDAs under initial development at September 30, 2015.

Selling, general and administrative: Selling, general and administrative expenses for the three months ended September 30, 2015, totaled $11.4 million, inclusive of $1.2 million of costs incurred in our Omega segment, an increase of $0.5 million, or 4%, as compared to $10.9 million for the three months ended September 30, 2014. Selling, general and administrative expense as a percentage of net revenue was 15% and 17% for the three months ended September 30, 2015 and 2014, respectively.

Acquisition-related costs: Acquisition-related costs for the three months ended September 30, 2015 totaled $0.5 million, a decrease of $0.3 million, or 39%, as compared to $0.9 million for the three months ended September 30, 2014. Acquisition-related costs in the three months ended September 30, 2014 were associated with the acquisition of Omega.

Management transition costs: Management transition costs for the three months ended September 30, 2015 totaled $0.6 million, primarily related to our transition to a new Chief Executive Officer. No management transition costs were incurred in the three months ended September 30, 2014.

Equity in net income of joint ventures: Equity in net income of joint ventures for the three months ended September 30, 2015 totaled $0.3 million, a decrease of $0.4 million as compared to $0.7 million for the three months ended September 30, 2014. The change is related to a decline in sales of Sagent Agila products during the three months ended September 30, 2015, primarily due to the ongoing manufacturing issues at Sagent Agila’s SFF facility, which has been subject to a warning letter since September 2013.

Legal settlement: Legal settlement of $2.4 million for the three months ended September 30, 2015 represents the $5.0 million settlement of our outstanding patent infringement lawsuit with Novartis Pharmaceuticals Corporation (“Novartis”), net of $1.5 million of recoveries from our manufacturing partners associated with the settlement and $1.1 million allocated to acquired product licensing rights.

Interest income and other income (expense), net: Interest income and other income (expense), net for the three months ended September 30, 2015 totaled $1.7 million of expense, as compared to $0.5 million of expense in the three months ended September 30, 2014. The increase was predominately related to $1.6 million of unrealized foreign currency losses resulting from the weakening of the Canadian dollar and Chinese Renminbi.

Interest expense: Interest expense for the three months ended September 30, 2015 and September 30, 2014 totaled $0.2 million.

Provision for income taxes: Our provision for income taxes for the three months ended September 30, 2015 was $1.7 million, an increase of $0.3 million as compared to $1.4 million in the three months ended September 30, 2014. As we have recorded a full valuation allowance against our Chinese deferred tax assets, we have not recorded a tax benefit for losses associated with SCP.

Net income (loss) and diluted net earnings (loss) per common share: The net loss for the three months ended September 30, 2015 was $1.8 million, as compared to net income of $1.9 million for the three months ended September 30, 2014. Diluted net earnings (loss) per common share decreased by $0.11. The decrease in diluted net earnings (loss) per common share is due to the following factors:

Diluted EPS for the three months ended September 30, 2014	$0.06
Decrease in earnings	(0.11)
Decrease in common shares outstanding	—

Diluted EPS for the three months ended September 30, 2015	$(0.05)

The following compares our consolidated results of operations for the nine months ended September 30, 2015 with those of the nine months ended September 30, 2014:

	Nine months ended September 30,
	2015	2014	$ change	% change
Net revenue	$235,188	$205,422	$29,766	14%
Cost of sales	170,461	143,676	26,785	19%

Gross profit	64,727	61,746	2,981	5%
Gross profit as % of net revenue	27.5%	30.1%	-2.6%

Operating expenses:
Product development	18,658	17,734	924	5%
Selling, general and administrative	35,886	31,622	4,264	13%
Acquisition-related costs	1,856	872	984	113%
Management transition costs	4,647	—	4,647	n/m
Equity in net income of joint ventures	(1,510)	(2,476)	(966)	-39%

Total operating expenses	59,537	47,752	11,785	25%

Legal Settlement	2,447	—	2,447	n/m

Income from operations	2,743	13,994	(11,251)	-80%

Interest income and other income (expense), net	(2,225)	(465)	(1,760)	378%

Interest expense	(650)	(641)	9	1%

Income (loss) before income taxes	(132)	12,888	(13,020)	-101%
Provision for income taxes	3,813	2,774	1,039	37%

Net income (loss)	$(3,945)	$10,114	$(14,059)	n/m

Net income (loss) per common share:
Basic	$(0.12)	$0.32	$(0.44)	n/m
Diluted	$(0.12)	$0.31	$(0.43)	n/m

Net revenue: Net revenue for the nine months ended September 30, 2015 totaled $235.2 million, inclusive of $22.8 million of net revenue from our Omega segment, an increase of $29.8 million, or 14%, as compared to $205.4 million for the nine months ended September 30, 2014. The launch of eight new codes or presentations of four products since September 30, 2014 contributed $5.1 million of the net revenue increase in the first nine months of 2015. Net revenue for products launched prior to September 30, 2014 increased $0.9 million, or less than 1%, to $206.5 million for the nine months ended September 30, 2015.

Cost of sales: Cost of goods sold for the nine months ended September 30, 2015 totaled $170.5 million, inclusive of $17.3 million of cost of sales incurred in our Omega segment, an increase of $26.8 million, or 19%, as compared to $143.7 million for the nine months ended September 30, 2014. Gross profit as a percentage of net revenues was 27.5% for the nine months ended September 30, 2015 compared to 30.1% for the nine months ended September 30, 2014. Adjusted Gross Profit as a percentage of net revenue was 28.4% for the nine months ended September 30, 2015, and 31.3% for the nine months ended September 30, 2014. The decrease in gross profit as a percentage of net revenue is primarily due to the loss of a key oncolytic product partially offset by the benefit of $0.7 million from the receipt of payment from certain manufacturing partners for the settlement of certain supply issues.

Product development: Product development expense for the nine months ended September 30, 2015 totaled $18.7 million, inclusive of $2.3 million of product development costs in our Omega segment, an increase of $0.9 million, or 5%, as compared to $17.7 million for the nine months ended September 30, 2014. The decrease in US product development expense was primarily due to lower milestone expenses for products in our development pipeline, and a $1.0 million credit due to a settlement payment following the renegotiation of a development contract.

Selling, general and administrative: Selling, general and administrative expenses for the nine months ended September 30, 2015, totaled $35.9 million, inclusive of $3.4 million of costs in our Omega segment, an increase of $4.3 million, or 13%, as compared to $31.6 million for the nine months ended September 30, 2014. The remaining increase in selling, general and administrative expense was primarily due to increased public company costs partially offset by lower employee related costs. Selling, general and administrative expense as a percentage of net revenue was 15% for the nine months ended September 30, 2015 and 2014.

Acquisition-related costs: Acquisition-related costs for the nine months ended September 30, 2015 totaled $1.9 million, an increase of $1.0 million, or 113%, as compared to $0.9 million for the nine months ended September 30, 2014.

Management transition costs: Management transition costs for the nine months ended September 30, 2015 totaled $4.6 million. The costs are primarily severance related charges following the retirement of our founder and Chief Executive Officer and resignation of our President in March 2015, severance charges related to the elimination of certain other positions in the US in June 2015 and transition costs associated with our new Chief Executive Officer in the third quarter of 2015. No management transition costs were incurred in the nine months ended September 30, 2014.

Equity in net income of joint ventures: Equity in net income of joint ventures for the nine months ended September 30, 2015 totaled $1.5 million, a decrease of $1.0 million as compared to $2.5 million for the nine months ended September 30, 2014, related to a decrease in sales of Sagent Agila products during the nine months ended September 30, 2015.

Legal settlement: Legal settlement of $2.4 million for the nine months ended September 30, 2015 represents the $5.0 million settlement of our outstanding patent infringement lawsuit with Novartis, net of $1.5 million of recoveries from our manufacturing partners associated with the settlement and $1.1 million of acquired product licensing rights.

Interest income and other income (expense), net: Interest income and other income (expense), net for the nine months ended September 30, 2015 totaled $2.2 million of expense, as compared to $0.5 million of expense in the nine months ended September 30, 2014. The increase in expense primarily relates to unrealized foreign exchange losses on intercompany financing, primarily related to the devaluation of the Canadian dollar versus the US dollar.

Interest expense: Interest expense for the nine months ended September 30, 2015 totaled $0.7 million of expense, an increase of less than $0.1 million, or 1%, as compared to $0.6 million of expense in the nine months ended September 30, 2014.

Provision for income taxes: Our provision for income taxes for the nine months ended September 30, 2015 was $3.8 million, an increase of $1.0 million as compared to $2.8 million in the nine months ended September 30, 2014. As we have recorded a full valuation allowance against our Chinese deferred tax assets, we have not recorded a tax benefit for losses associated with SCP.

Net income (loss) and diluted net earnings (loss) per common share: The net loss for the nine months ended September 30, 2015 was $3.9 million, as compared to net income of $10.1 million for the nine months ended September 30, 2014. Diluted net earnings (loss) per common share decreased by $0.43. The decrease in diluted net earnings (loss) per common share is due to the following factors:

Diluted EPS for the nine months ended September 30, 2014	$0.31
Decrease in earnings	(0.43)
Decrease in common shares outstanding	—

Diluted EPS for the nine months ended September 30, 2015	$(0.12)

Liquidity and Capital Resources

Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, launching the products that have been recently approved and are pending commercial launch or are pending approval as of September 30, 2015, successfully identifying and sourcing other new product opportunities, manufacturing products at our wholly-owned Chinese manufacturing facility, capital expansion at our wholly-owned subsidiaries and further business development activity.

Based on our existing business plan, we expect that cash, cash equivalents and short-term investments, together with operating cash flows and borrowings available under our Chase revolving loan facility and our Chase China committed fixed assets facility, will be sufficient to fund our planned operations, the continued development of our product pipeline, investments in working capital, joint venture distributions and capital expansion at our Omega facility, for at least the next 12 months. However, we may require additional funds in the event that we change our business plan, pursue additional strategic transactions, including the acquisition of businesses or products, or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the general economic climate, changes in the regulatory environment, the loss of or negative developments affecting key relationships with suppliers, group purchasing organizations or end-user customers or other unexpected developments that may have a material effect on the cash flows or results of operations of our business.

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

Cash Flows

Overview

On September 30, 2015, cash, cash equivalents and short term investments totaled $46.0 million. Working capital totaled $115.0 million and our current ratio (current assets to current liabilities) was approximately 2.6 to 1.0.

Sources and Uses of Cash

Operating activities: Net cash used in operating activities was $12.9 million for the nine months ended September 30, 2015, compared with net cash provided by operating activities of $19.5 million during the nine months ended September 30, 2014. The reduction in cash provided by operations was primarily due to the increase in inventory in the nine months ended September 30, 2015 and the decline in our net income.

Investing activities: Net cash used in investing activities was $19.8 million for the nine months ended September 30, 2015, primarily related to the final installment payment for our acquisition of SCP, increased capital expenditures related to the new manufacturing line at our Omega facility and the net change in our short term investments. Net cash provided by investing activities of $84.5 million during the nine months ended September 30, 2014 primarily related to the net sale of short-term investments in anticipation of the October 1, 2014 acquisition of Omega, partially offset by increased capital expenditures and acquisition of product rights.

Financing activities: Net cash provided by financing activities was $3.6 million for the nine months ended September 30, 2015, primarily related to proceeds from stock option exercises, partially offset by the repayment of the then outstanding balance of our loans with the National Bank of Canada. Net cash used in financing activities for the nine months ended September 30, 2014 was $10.0 million, primarily related to repayment in full of the then outstanding balance of our ABC Loans.

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

As of September 30, 2015, there were no borrowings outstanding under our Chase revolving loan facility, and we were in compliance with all covenants under this loan agreement. Total availability under our Chase revolving loan facility was $80.0 million at September 30, 2015, which is subject to adjustment on a monthly basis under our borrowing base calculation.

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

In addition to the above, Omega had five mortgage loans with the BDC (collectively the “Omega mortgages”) which we assumed in connection with the acquisition. The Omega mortgages, which require monthly installments and which are secured by specific Omega buildings and equipment, range in amount from C$0.1 million to C$1.3 million ($0.1 million to $1.1 million as of the acquisition date) and bear interest at the lender’s prime rate (5% as of the acquisition date) plus a premium ranging from 0%—1.5%. The Omega mortgages mature at various times from August 2019 through November 2036.

Aggregate Contractual Obligations

As of September 30, 2015, there were no material changes to the contractual obligations information provided in Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on March 16, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2015, we were not party to any off-balance sheet arrangements, nor have we created any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. With the exception of operating leases, we do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into or disclosed on our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

New Accounting Guidance

In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB approved a one year deferral to the new revenue guidance, and are therefore required to adopt the new guidance on January 1, 2018 using one of the two prescribed retroactive methods. We are evaluating the impact of the amended revenue recognition guidance on our consolidated financial statements.

In February 2015, the FASB issued amended guidance on the model used to evaluate whether certain legal entities should be consolidated. This guidance is effective for the Company in the first quarter of 2017. Early adoption is permitted. We are currently evaluating the impact that adoption of this guidance will have on our consolidated financial statements.

In September 2015, the FASB issued guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. In addition, separate presentation on the face of the income statement or disclosure in the notes to the financial statements is required regarding the portion of the adjustment recorded in current period earnings. We are required to adopt this guidance prospectively for measurement period adjustments that occur after the effective date. This guidance is effective for the Company in the first quarter of 2016. Early adoption is permitted. We have adopted this guidance in the current period. There was no material impact of adoption.

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

The revolving loan facility under our Chase Agreement and substantially all of Omega’s debt facilities bear floating interest rates that are tied to LIBOR or an alternate rate, and therefore, our statements of operations and our cash flows are exposed to changes in interest rates. Based on the amounts outstanding at September 30, 2015, a one percentage point increase in LIBOR would increase our ongoing interest expense by less than $0.1 million per year, and a 10% strengthening of the Canadian dollar relative to the US dollar, would increase our ongoing interest expense by less than $0.1 million per year. We historically have not engaged in hedging activities related to our interest rate or foreign exchange risks.

At September 30, 2015, we had cash and cash equivalents and short-term investments of $25.9 million and $20.2 million, respectively. Our cash and cash equivalents are held primarily in cash and money market funds, and our short-term investments are held primarily in corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Internal Control over Financial Reporting.

Management, together with our Chief Executive Officer and our Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2015. We determined that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Zoledronic Acid (Generic versions of Zometa ® and Reclast ®). On February 20, 2013, Novartis Pharmaceuticals Corporation (“Novartis”) sued the Company and several other defendants in the United States District Court for the District of New Jersey, alleging, among other things, that sales of the Company’s (i) zoledronic acid product under FDA NDA No. 203231, made by ACS Dobfar Info S.A. (“Info”), also a defendant, a generic bioequivalent version of Novartis’ Zometa ® Ready-to-Use product, would infringe U.S. Patent No. 7,932,241 (the “241 Patent”) and U.S. Patent No. 8,324,189 (the “189 Patent”) and (ii) zoledronic acid product under FDA ANDA No. 202828, also made by Info, a generic version of Novartis’ Reclast ® product, would infringe U.S. Patent No. 8,052,987 (the “987 Patent”) and the 241 Patent, and (iii) zoledronic acid product under FDA ANDA No. 202472, made by Actavis LLC, also a defendant, a generic version of Novartis’ Zometa ® Pre Concentrate product, would infringe the 189 Patent. (In Re: Certain Consolidated Zoledronic Acid Cases; Consolidated Civil Action No. 12-03967(SDW)(SCM) [Consolidated with Civil Action Nos. 12-cv-04393, 13-cv-01028, 13-cv-02379, 13-cv-4669, 13-cv-5125, 13-cv-6835, 13-cv-7914 and 14-cv-18411]). On March 1, 2013, the District Court denied Novartis’ request for a temporary restraining order against the Company and the other defendants, including Actavis and Info. On March 6, 2013 the Company, began selling Actavis’ zoledronic acid vial, the generic version of Zometa. Also, as of August 27, 2013 and October 1, 2013, the Company began selling zoledronic acid premix bags in 4mg/100ml and 5mg/100ml presentations, respectively. On December 3, 2014, Novartis sued the Company, alleging, among other things, that sales of the Company’s zoledronic acid product under FDA ANDA No. 091493, made by Hameln RDS GMBH, a generic version of Novartis’ Zometa ® Pre-concentrate product, would infringe the 189 Patent. (Novartis Pharmaceuticals Corporation v. Sagent Pharmaceuticals, Inc. et. al., Case No. 2:14-cv-07556(SDW)(SCM) and together with the Consolidated Civil Action Case No. 13-cv-1028, the “Litigation”).

On October 13, 2015, the Company and Novartis agreed to settle the Litigation. Pursuant to the terms of the settlement, the Company will pay Novartis $5 million in exchange for a release of claims associated with the 241, 987 and 189 Patents pertaining to the following regulatory submissions: FDA NDA No. 203231, FDA ANDA No. 202828, FDA ANDA No. 202472 and FDA ANDA No. 091493 (collectively the “Regulatory Submissions”), and acquire a license to sell the zoledronic acid products as approved by their Regulatory Submissions (excluding sales of product manufactured under FDA ANDA No. 202472 after December 31, 2014) in the United States. The settlement is subject to confirmation by the US Federal Trade Commission. Concurrent with the Novartis settlement, the Company is entitled to receive $1.5 million from Info and Actavis, representing their collective share of the $5 million.

We have determined that $1,683 of the settlement represents a future license to sell the zoledronic acid products. This amount has been recorded within Other assets on the Condensed Consolidated Balance Sheet as of September 30, 2015, offset by the portion of the Info reimbursement, $607, related to the license period. The remaining net settlement amount of $2,447 owed to Novartis has been recorded as Legal settlement within the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2015.

At this time, there are no other proceedings of which we are aware that are considered likely to have a material adverse effect on the consolidated financial position or results of operations.

Item 1A. Risk Factors.

There were no material changes during the three months ended September 30, 2015 to the risk factors previously disclosed under Item 1A entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 16, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities during the Quarter ended September 30, 2015

There are currently no share repurchase programs authorized by our Board of Directors. We did not repurchase any shares of our common stock during the quarter ended September 30, 2015.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.3	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

10.1*	Employment Agreement dated August 3, 2015, by and among Sagent Pharmaceuticals, Inc., and Allan Oberman.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following materials from Sagent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and (vi) document and entity information.

* Filed herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT PHARMACEUTICALS INC.

/s/ Jonathon M. Singer
Jonathon M. Singer
Executive Vice President and Chief Financial Officer

November 3, 2015