Form 10-K
period 2015-12-31
Sagent Pharmaceuticals, Inc.
filed 2016-03-07
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2015, was $605 million. At February 29, 2016, there were 32,837,857 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of its 2015 fiscal year in connection with its 2016 annual meeting of shareholders are incorporated by reference into Part III hereof.

Sagent Pharmaceuticals, Inc.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “could have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, our product pipeline and anticipated product approvals or the expected outcome or impact of pending or threatened litigation are forward-looking statements. In addition, this report contains forward-looking statements regarding the adequacy of our current cash balances to fund our ongoing operations; our utilization of our net operating loss carryforwards; our ability to realize the expected benefits from our acquisition of Omega; and our expectation that the sale of our China subsidiary will close during 2016.

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

•

if we or any of our business partners are unable to comply with the quality and regulatory standards applicable to pharmaceutical drug manufacturers, or if approvals of pending applications are not granted or are delayed, we may be unable to meet the demand for our products, may lose potential revenues, may incur penalties, and our business, financial position and results of operations could be materially adversely effected;

•

changes in the regulations, enforcement procedures or regulatory policies established by the Food and Drug Administration (“FDA”) and other regulatory agencies could increase the costs or time of development of our products and could delay or prevent sales of our products and our revenues could decline and, as a result, our business, financial condition and results of operations could be materially adversely affected;

•

one of our products, heparin, represents a significant portion of our net revenues. Heparin is manufactured by and supplied to us by a single vendor, and, if the volume or pricing of this product declines, or we are unable to satisfy market demand, such event could have a material adverse effect on our business, financial position and results of operations;

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

•	if we are unable to maintain our group purchasing organization (“GPO”) and distributor relationships, our revenues could decline and our results of operations could be adversely affected;

•	we rely on a limited number of pharmaceutical wholesalers to distribute our products;

•	we depend to a significant degree upon our key personnel, the loss of whom could adversely affect our operations;

•	if we fail to attract and retain the talent required for our business, our business could be materially harmed;

•	our inability to manage our planned growth or successfully integrate newly acquired businesses or product rights could harm our business;

•	we may be exposed to product liability claims that could cause us to incur significant costs or cease selling some of our products;

•

our products may infringe the intellectual property rights of third parties, and in such cases we may incur substantial liabilities and may be unable to commercialize products in a profitable manner or at all;

•	healthcare reform legislation or other regulatory changes may adversely affect our business;

•	our business could suffer if reimbursement by government-sponsored or private sector insurance programs for our current or future products is reduced or modified;

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

•	we may not receive approval from the Chinese government to complete the sale of our Chinese subsidiary;

•	we may never realize the expected benefits from our acquisition of Omega and it will require substantial capital resources to maintain its manufacturing capabilities and overall profitability;

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

•

we may seek to engage in strategic transactions, including the acquisition of products or businesses, that could have a variety of negative consequences, and we may not realize the intended benefits of such transactions;

•

we are likely to incur substantial costs associated with the expansion of the Omega facility, and unforeseen problems may arise in the construction of the facility or equipment. If the new facility and equipment are delayed or do not operate as planned, we may never realize the expected benefits from our expansion and it will require substantial capital resources to improve;

•	Our competitors and customers are consolidating which may affect our ability to compete effectively.

We derive many of our forward-looking statements from our work in preparing, reviewing and evaluating our long-term growth strategy and our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate or accurately calculate the impact of all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, include, but are not limited to, those disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should evaluate all forward-looking statements made in this report in the context of these risks and uncertainties.

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

General

We are a leading provider of affordable pharmaceuticals to the hospital market, which we sell primarily throughout North America. Initially founded in 2006 as Sagent Holding Co., a Cayman Islands company, we reincorporated as Sagent Pharmaceuticals, Inc., a Delaware corporation, in connection with our initial public offering, on April 26, 2011.

With a primary focus on generic injectable pharmaceuticals, which provide customers a lower-cost alternative to branded products when applicable patents have expired or been declared invalid, or when the products are determined not to infringe the patents of others, we offer our customers a broad range of products across anti-infective, oncology and critical care indications in a variety of presentations, including single- and multi-dose vials and ready-to-use pre-filled syringes and premix bags. We generally seek to develop injectable products where the form or packaging of the product can be enhanced to improve delivery, product safety or end-user convenience. Our management team includes industry veterans who have served critical functions at other pharmaceutical companies or key customer groups and have long-standing relationships with customers, regulatory agencies, and suppliers. We have rapidly established a growing and diverse product portfolio and product pipeline as a result of our innovative business model. Our model combines an extensive network of international development, sourcing and manufacturing collaborations with our proven and experienced regulatory, quality assurance, business development, project management, and sales and marketing teams.

On June 4, 2013, we acquired the remaining 50% equity interest in Kanghong Sagent (Chengdu) Pharmaceutical Co. Ltd. (“KSCP”) from our former joint venture partner (the “SCP Acquisition”). In August 2013, we formally changed the name of this entity to Sagent (China) Pharmaceuticals Co., Ltd. (“SCP”). The SCP facility, received its Establishment Inspection Report from the FDA in April 2013, and first product approval in June 2013. On December 29, 2015, our Board of Directors authorized the Company to proceed with a sale of all of the Company’s interests in SCP. On February 3, 2016, the Company entered into a Share Purchase Agreement with Hong Kong King-Friend Pharmaceutical Co., Ltd., a subsidiary of Nanjing King-Friend Pharmaceutical Co., Ltd., (“NKF”) whereby NKF will acquire 100% of the outstanding shares of SCP in exchange for $0.5 million. We expect this transaction to close in the second quarter of 2016, at which time SCP will cease to be a subsidiary of the Company.

On October 1, 2014, we, through our wholly-owned subsidiary, Sagent Acquisition Corp., a Canadian company, acquired all of the issued and outstanding shares of the capital stock of 7685947 Canada Inc., and its subsidiary, Omega Laboratories Limited (collectively, “Omega”), a privately held Canadian pharmaceutical and specialty healthcare products company. Omega represents our first international market expansion, and the facility currently provides us with the ability to manufacture products for the Canadian and other international markets. In conjunction with the acquisition, we committed to a capital expansion project which would significantly increase Omega’s manufacturing capacity and enhance its quality systems to enable Omega to pursue FDA approval to manufacture injectable products for the US market.

Operating Segments

We conduct our operations across North America and are currently managed in two reportable segments:

Segment	Percentage of 2015 net sales
Sagent US	90%
Omega	10%

For financial information relating to our reportable segments, principal product lines, and other geographic information, see Note 20 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report. Unless the context otherwise requires, the disclosures in “Item 1. Business” and “Item 1A. Risk Factors” relate to both reportable segments.

Products

Since our inception, we have focused on developing a broad product portfolio of injectable pharmaceuticals. As of December 31, 2015, our product portfolio has grown to a total of 55 products in our Sagent U.S. segment and 48 products in our Omega segment, which can be classified into the following three product categories: anti-infective, oncology and critical care. Our anti-infective products assist in the treatment of various infections and related symptoms, our oncology products are used in the treatment of cancer and cancer-related medical problems, and our critical care products are used in a variety of critical care applications and include anesthetics, cardiac medications, steroidal products and sedatives. Critical care products in our Omega segment also include certain allergy and phlebology medications. The table below presents the percentage of our consolidated net revenue attributed to each product category for the years ended December 31, 2015, 2014 and 2013.

	Percentage of Net Revenue
Product category	For the year ended December 31,
	2015	2014	2013
Anti-infective products	40%	35%	37%
Oncology products	22%	35%	36%
Critical care products	38%	30%	27%

Total	100%	100%	100%

Within our anti-infective product category, levofloxacin accounted for approximately 13% and 13% of our consolidated net revenue for the years ended December 31, 2014 and 2013, respectively. Within our critical care product category, our heparin products accounted for approximately 13%, 15% and 18% of our consolidated net revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Within our oncology category, our zoledronic acid products accounted for approximately 15% of our consolidated net revenue for the year ended December 31, 2013. No other products accounted for more than 10% of our consolidated net revenue in any of the periods presented in the preceding table. We expect that heparin will continue to represent a significant portion of our consolidated net revenue for the foreseeable future, however, we expect its percentage contribution to our consolidated net revenue to decline going forward with the launch of new products.

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

Levofloxacin. Levofloxacin is a fluoroquinolone antibacterial indicated in adults 18 years of age or older with infections caused by designated, susceptible bacteria including: nosocomial and community acquired pneumonia, sinusitis, chronic bronchitis, skin and skin structure infections, prostatitis, urinary tract infection and pyelonephritis. Levofloxacin is the generic equivalent of Johnson & Johnson’s Levaquin ®. In July 2011, we were the first company to launch the generic form of levofloxacin in three ready-to-use premix bag strengths following patent expiry in June 2011. We launched the generic form of levofloxacin in two vial presentations in

March 2012. We are currently one of five competitors offering a premix bag in the US market. Our levofloxacin products accounted for approximately 13% and 13% of our consolidated net revenue for the years ended December 31, 2014 and 2013, respectively.

Oncology Products

Our key oncology products include:

Leucovorin Calcium. Leucovorin Calcium is a folic acid derivative used to prevent harmful effects of methotrexate when methotrexate is used to treat certain types of cancer. Leucovorin Calcium is also used to treat people who have accidentally received an overdose of methotrexate or similar medications. We launched Leucovorin Calcium in October 2012 and are currently one of three competitors in the US market.

Zoledronic Acid. Zoledronic Acid is a bisphosphonate given intravenously to prevent skeletal fractures in patients with cancers such as multiple myeloma and prostate cancer, as well as for treating osteoporosis. Zoledronic Acid 4mg is the generic equivalent of Novartis’ Zometa ® , and Zoledronic Acid 5mg is the generic equivalent of Novartis’ Reclast ® . We launched zoledronic acid at market formation in a 4mg vial presentation in March 2013. We subsequently launched a 4mg per 100mL premix bag presentation in August 2013, and a 5mg per 100mL premix bag presentation in October 2013. We are currently one of six generic competitors offering a 4mg presentation, and one of four generic competitors offering a 5mg presentation in the US market. Our zoledronic acid products accounted for approximately 15% of our consolidated net revenue for the year ended December 31, 2013.

Critical Care Products

Our key critical care products include:

Heparin. Heparin is an anticoagulant used to prevent and treat blood clotting, especially during and after surgery and dialysis. In July 2010, we launched nine different presentations of heparin sodium injection in latex-free vials, including 1,000 USP units per mL, 10,000 USP units per 10 mL, 30,000 USP units per 30 mL, 10,000 USP units per mL, 40,000 USP units per 4 mL, 5,000 USP units per mL, 50,000 USP units per 10 mL, 2,000 USP units per 2 mL and 20,000 USP units per mL. We are currently one of six suppliers of heparin finished product in the U.S. market. Our heparin products accounted for approximately 13%, 15% and 18% of our consolidated net revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Propofol. Propofol is a sedative used to induce and maintain general anesthesia during surgical procedures. Propofol is the generic equivalent of Fresenius Kabi’s Diprivan ®. We launched Propofol in November 2013 through a supply and distribution agreement with Teva Pharmaceutical Industries Ltd. (“Teva”) and are currently one of three competitors in the US market.

Sales and Marketing

Our sales, marketing and national accounts team was comprised of 55 members as of December 31, 2015, including 10 in Omega. Collectively our sales force has an average of over 20 years of experience. We believe that our target markets are highly concentrated and can be penetrated effectively by our dedicated and experienced sales and national accounts teams with respect to both our existing and new products.

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

We market our products in both the U.S. and Canada to group purchasing organizations (“GPOs”), wholesalers, specialty distributors and a diverse group of end-user customers. We have extensive experience contracting with, marketing to and servicing members of the major GPOs in the U.S. and Canada. We currently derive, and expect to continue to derive, a large percentage of our revenue from end-user customers that are members of a small number of U.S. GPOs. For example, the five largest U.S. GPOs, HealthTrust Purchasing Group (“HPG”), Intalere, Inc. (“Intalere”), MedAssets Inc. (“MedAssets”), Novation, LLC (“Novation”), and Premier, Inc. (“Premier”) represented end-user customers that collectively accounted for approximately 35%, 44% and 39% of our Sagent US segment net contract revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Med- Assets was acquired by Novation in November 2015 and the combined company will operate as Vizient. We have pricing agreements for specified products with the major GPOs in both the U.S. and Canada. The scope of products included in these agreements varies by GPO and segment. Our strategy is to have substantially all of our products covered under these agreements as we launch new products and these agreements come up for renewal. These agreements are typically multi-year in duration, but most of them may be terminated by either party with 60 or 90 day notice.

Customers

As is typical in the pharmaceutical industry, we distribute our products primarily through pharmaceutical wholesalers and, to a lesser extent, specialty distributors that focus on particular therapeutic product categories, for use by a wide variety of end-users, including hospitals, integrated delivery networks and alternative site facilities. For the year ended December 31, 2015, the products we sold through our three largest wholesalers, AmerisourceBergen Corp. (“Amerisource”), Cardinal Health Inc. (“Cardinal Health”) and McKesson Corp. (“McKesson”), accounted for approximately 28%, 23% and 27%, respectively, of our consolidated net revenue.

As end-users have multiple channels to access our products, we believe that we are not dependent on any single GPO, wholesaler or distributor for the distribution or sale of our products, although sales made to customers that contract through Premier accounted for approximately 18%, 21% and 19% of our consolidated net revenue for the years ended December 31, 2015, 2014, and 2013 respectively, and MedAssets accounted for approximately 9% and 11% of our consolidated net revenue for the year ended December 31, 2015 and 2014, respectively. Med- Assets was acquired by Novation in November 2015 and the combined company will operate as Vizient. No other single end-user customer or group of affiliated end-user customers accounted for more than 10% of our consolidated net revenue for the year ended December 31, 2015.

Product Distribution

We utilize an outside third-party logistics contractor to distribute our U.S. products. Since May 2007, our third-party logistics provider has handled all aspects of our product logistics efforts and related order to cash processes. Our products are distributed through a 450,000 square foot facility located in Memphis, Tennessee. Under our agreement with our third-party logistics provider, we maintain ownership of our finished products until sale to our customers. In 2015 we renewed our contract with our third-party logistics provider with a term that extends through December 2018, subject to automatic annual extensions unless either party elects not to extend the agreement by notifying the other party at least 90 days prior to expiration of the initial term or the applicable renewal term. Our Canadian products are distributed through three owned and two leased facilities in Montreal, Quebec, where we perform the manufacturing and distribution of products for our Omega segment. The three owned facilities occupy approximately 62,000 square feet, and the leased facilities occupy approximately 45,000 square feet.

Seasonality

There are no significant seasonal aspects to our consolidated net sales.

Competition

Our industry is highly competitive and our principal competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. Our principal competitors include Fresenius Kabi (“Fresenius”), a division of Fresenius SE, Hospira, Inc., a division of Pfizer Inc. (“Pfizer”), Sandoz International GmbH (“Sandoz”), a division of Novartis AG, Actavis, a division of Allergan plc, Mylan N.V., Valent Pharmaceuicals International, Inc., Dr. Reddy’s Laboratories Ltd. and West-Ward Pharmaceutical Corp (“West-Ward”), a subsidiary of Hikma PLC. In most cases, these competitors have access to greater financial, marketing, technical and other resources than we do. As a result, they may be able to devote more resources to the development, manufacture, marketing and sale of products, receive a greater share of the capacity from API suppliers and finished product manufacturers, obtain more support from independent distributors, initiate or withstand substantial price competition or more readily take advantage of acquisition or other growth opportunities. We believe that the key competitive factors that will affect the development and commercial success of our current products and any future products that we may develop are price, reliability of supply, quality and enhanced product features.

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

Intellectual Property

As a specialty and generic pharmaceutical company, we have limited intellectual property surrounding our generic injectable products. However, in the normal course of business, we develop specialized devices, systems and branding strategies that we aggressively seek to protect through trade secrets, unpatented proprietary know-how, continuing technological innovation and traditional intellectual property protection through trademarks, copyrights and patents to preserve our competitive position. We also preserve our competitive position through traditional intellectual property protection, including trademarks, copyrights and patents. Our current trademarks include “Sagent,” “Sagent Pharmaceuticals” (in English and Chinese), “Omega,” “SSS” design, “Advance Injectables Excellence,” “Create Injectables Excellence,” “Discover Injectables Excellence,” and “Invest in Injectables Excellence.”

Product Development

We maintain an active product development program. Our Sagent U.S. segment new product pipeline can generally be classified into two categories: (i) products we developed or acquired and for which regulatory submissions (Abbreviated New Drug Applications (“ANDAs”) or NDA 505(b)(2)s) have been filed with the FDA and are currently under review; and (ii) products which are considered in development, meaning work is currently at a stage between initial development activities, such as sourcing of API, and compilation of the ANDA or NDA 505(b)(2) documentation prior to submission to the FDA. As of December 31, 2015, our U.S. new product pipeline included: (i) 67 ANDAs that we had filed, or licensed rights to, and were under review by the FDA, and six ANDAs that the FDA recently approved and are pending commercial launch; and (ii) 31 additional products under initial development.

Our 67 ANDAs under review by the FDA as of December 31, 2015 have been on file for an average of approximately 38 months, with two of them being on file for less than 12 months, 24 of them being on file for between 12 and 24 months and 41 of them being on file for longer than 24 months.

As of December 31, 2015, we had an additional 14 products either under review by the relevant regulatory authority or under development in our Omega segment.

Our product development activities also include expanding our product portfolio by adding new products through in-licensing and similar arrangements with manufacturers, virtual pharmaceutical development companies, and others that seek to utilize our sales and marketing expertise. We believe we provide our business partners with significant value under these arrangements by eliminating their need to develop and maintain a separate North American based sales and marketing organizations. As of December 31, 2015, we marketed 31 of our 55 products in our Sagent US segment under these types of in-licensing arrangements, and we intend to continue to expand our global product portfolio across both of our segments in a cost-effective manner through these types of arrangements.

We generally own or license the rights to ANDAs for the products that we market and sell, which is determined based on the scope of services provided to us by a particular business partner. For example, we typically license the rights to ANDAs under arrangements in which the supplier only provides us with manufacturing services and typically own the ANDAs under arrangements in which the supplier also provides us with development services. When possible, we manage the regulatory submission of ANDAs for products developed in conjunction with our partners. We also assist our partners in developing ANDAs and will often lead FDA interactions post submission.

The goal of our product development activities is to select opportunities, develop finished products, complete and submit regulatory submissions and obtain regulatory approvals allowing product commercialization. Our product development efforts are customer focused and use our strong understanding of market needs from our long-term customer relationships to drive product selection. In addition, we currently have the capability to develop and manufacture products for sale in Canada and the European Union through our Omega segment, and expect to have the ability to develop and manufacture products for sale in the U.S. market through our Omega facility following the completion of its new manufacturing line. Once we identify a new product for development, we determine whether to perform the development and manufacturing internally or through one of our existing or new business relationships and secure API sourcing. We also select new products for development based on our ability to expand our existing collaborations to cover additional products that are currently manufactured or being developed by our business partners. We have made, and will continue to make, substantial investment in product development costs for the year ended December 31, 2015 totaled $29.1 million, including $3.2 million incurred by our Omega segment.

We utilize an in-house project management team of 35 employees, including 14 in our Omega segment, to manage and execute our internal product development activities and coordinate our product development activities with our business partners. Our experienced project management team has expertise in areas such as pharmaceutical formulation, analytical chemistry and drug delivery and experience working with our business partners. Actual development activities occur in the laboratories and other facilities of our business partners, at our manufacturing facility in Canada.

Our U.S. Business Partner Network

Overview

We have developed an international network of arrangements that provides us with extensive and diverse capabilities in the areas of new product development, API sourcing, and finished product manufacturing. As of December 31, 2015, we had 47 business partners worldwide, including 16 in the Americas, 12 in China and Taiwan, 11 in Europe, seven in India and one in the Middle East.

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

Manufacture and Supply Agreements Our manufacture and supply agreements typically consist of the following elements:

•

the supplier agrees to manufacture and supply us with our finished product requirements, typically under its ANDA, or in circumstances where we are seeking an alternate manufacturing site under one of our own ANDAs;

•

we generally obtain the exclusive right to sell, market and distribute these products in the U.S., with, in some cases, such exclusivity subject to our obtaining and maintaining a specified market share. Under the terms of exclusive agreements, we are required to obtain all of our product requirements from the supplier;

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

Sagent Agila LLC

In January 2007, we and Strides Arcolab International Limited, a company based in the United Kingdom and a wholly-owned subsidiary of Strides Arcolab Limited (“Strides”), entered into a joint venture agreement pursuant to which the parties formed Sagent Agila LLC (formerly known as Sagent Strides LLC) (“Sagent Agila”). The joint venture was formed for the purpose of selling into the U.S. market a wide variety of generic injectable products manufactured by Strides in their Indian facilities. Thereafter, we and Sagent Agila entered into a number of agreements relating to distribution, manufacture, supply and quality, and, as of December 31, 2015, these agreements covered a total of 17 different products represented by 35 ANDA filings, owned by Sagent Agila . As of December 31, 2015, there were five products under review by the FDA, two product had been approved by the FDA and were pending commercial launch and ten currently marketed products. Products from the Sagent Agila joint venture accounted for less than 10% of our consolidated net revenue in the years ended December 31, 2015, 2014 and 2013. In December 2013, Mylan Inc. acquired Agila Specialties Private Limited (“Agila”), the manufacturer of products for Sagent Agila, and Strides Inc., our joint venture partner, in Sagent Agila, from Strides. This transaction did not have a material impact on our operations or financial position.

In September 2013, a facility owned by Agila, the manufacturer of products for Sagent Agila, received a warning letter from the FDA related to the FDA inspection of Agila’s Specialty Formulation Facility (“SFF”) in Bangalore, India. Following an FDA Inspection, in August 2015 Agila received another warning letter related to both SFF and Agila’s Sterile Products Division (“SPD”), which reiterated the findings from 2013. The warning letters identified violations of current good manufacturing practice (“cGMP”) related to the prevention of microbiological contamination of sterile drug products and systems to monitor environmental conditions in aseptic processing. The warning letters also described other deficiencies in the quality management function of the facilities. The warning letters stated that new drug applications may not be approved until the facility has completed and the FDA has confirmed the remediation efforts and compliance with cGMP. As of December 31, 2015, the SFF and the SPD facilities remains subject to the warning letters. Delays in the approval of the five Sagent Agila ANDAs currently being reviewed by the FDA for new products to be manufactured by SFF or SPD, or limitations on the importation of products from the SFF or SPD facility, did not have a material effect on the results of our operations for the year ended December 31, 2015. However, if the SFF or SPD facility does not timely or adequately complete its remediation efforts, or otherwise fails to comply with our quality standards or cGMP requirements in the future, our business, financial position or results of operations could be materially adversely affected.

Key Suppliers and Marketing Partners

Two of our business partners, A.C.S. Dobfar S.p.a. (“Dobfar”) and Gland Pharma Limited (“Gland”), provided us with products that collectively accounted for approximately 30% and 17%, respectively, of our consolidated net revenue for the year ended December 31, 2015, approximately 34% and 17%, respectively, of our consolidated net revenue for the year ended December 31, 2014, and approximately 30% and 20%, respectively, of our consolidated net revenue for the year ended December 31, 2013. Set forth below is a brief discussion of the terms of our arrangements with these two partners.

Dobfar

In 2007, we entered into manufacture and supply agreements with ACS Dobfar SpA-Italy (“Dobfar”) and with ACS Dobfar SA-Switzerland (“Info”).

We have supply agreements or other purchase commitments with Dobfar covering seven currently marketed products – ampicillin, ampicillin sulbactam, cefazolin, cefepime, cefoxitin, ceftazadime and ceftriaxone, as well as additional products currently in initial development.

Pursuant to the Info agreement, Info develops, manufactures and supplies us with presentations of levofloxacin in premix bags. Under this agreement, we pay a transfer price for each unit of levofloxacin supplied, plus a percentage of the net profit from the sales of levofloxacin in premix bags. In addition, we have agreed to share equally with Info the cost of development activities. The initial term of the agreement expires on July 7, 2016, after which we have the option to renew the agreement for successive additional two year terms unless Info provides notice of its intent to terminate the agreement at least two years prior to its initial expiration date or the expiration date of a renewal term. We intend to renew the agreement for an additional two year term before the expiry date. In addition to levofloxacin, we also have supply agreements with Info covering three currently marketed products – ciprofloxacin, fluconazole, and zoledronic acid bags, in both 4mg and 5mg presentations. We also have additional products currently under review by the US FDA and in initial development with Info.

For the year ended December 31, 2015, net gross profit from products marketed under our agreements with Dobfar and its affiliates, including Info, ranged from -26% to 172%. Net gross profit represents: (i) net sales less the cost of finished goods and inbound freight, which ranges from -8% to 63% of net sales, and (ii) applicable profit sharing due to Dobfar and its affiliates, including Info, which ranges from -3% to 31% of net sales.

Gland

In June 2008, we entered into a development and supply agreement with Gland. Pursuant to the agreement, we and Gland jointly developed our heparin products, and Gland agreed to supply us heparin for sale in the U.S. market. In addition, we have agreed to use Gland as our exclusive supplier for heparin and Gland has agreed not to, directly or indirectly, sell heparin to any other person or entity that markets or makes use of or sells heparin in the U.S., subject to certain exceptions. We have agreed to pay a transfer price for each unit of heparin supplied under the agreement, plus a percentage of the net profit from the sales of heparin. The initial term of the agreement expires in June 2016, after which, the term automatically renews for consecutive periods of one year unless (a) a third party has rights to market heparin in the U.S. as a result of our discontinuing active sales of heparin there or (b) either party provides notice to terminate the agreement at least 24 months prior to the desired date of termination. As we continue to market heparin and notice to terminate the agreement has not been provided, we expect the agreement to renew through June 2017 on the expiry date of the initial term.

In addition to heparin, we also have other supply agreements with Gland covering five currently marketed products, adenosine, amiodarone, chlorothiazide, ondansetron and vancomycin, and additional products currently under review by the FDA and in initial development.

For the year ended December 31, 2015, net gross profit from products marketed under our agreements with Gland ranged from -27% to 101%. Net gross profit represents: (i) net sales less the cost of finished goods and inbound freight, which ranges from -2% to 69% of net sales, and (ii) applicable profit sharing due to Gland which ranges from -1% to 21% of net sales.

Quality Assurance and Facility Compliance

An important component of our strategy is to actively partner with our international network of collaborators to focus on quality assurance (“QA”), U.S. cGMP compliance, regulatory affairs and product development. We have developed and implemented quality management systems, including our in-house QA and facility compliance teams, to audit, assess, train and qualify our vendors’ facilities, work to ensure that the facilities and the products manufactured in those facilities for us are cGMP compliant, and provide support for product launches and regulatory agency facility inspections. Our QA team provides product shipment authorization for finished products before they are shipped under our name, releases product for distribution upon receipt at our Memphis distribution center and monitors on-going product quality throughout the product lifecycle. Our in-house facility compliance team qualifies new vendors through an extensive audit process, implements our quality control systems and monitors on-going vendor compliance with cGMPs through on-going surveillance and periodic performance evaluations. We work with our business partners to evaluate facility design, systems and capabilities to ensure that their manufacturing facilities meet or exceed industry standards and are capable of maintaining on-going FDA compliance. As of December 31, 2015, our in-house facility compliance team had qualified over 135 suppliers. We are committed to upholding and enforcing our quality standards and only establish collaboration with those business partners who we believe share our commitment to quality and regulatory compliance. In addition, we have robust on-going qualification and compliance procedures in place, which include routine audits, performance evaluations and for-cause audits. We have undergone four FDA inspections at our corporate headquarters, in 2007, 2010, 2013 and 2015, and two FDA inspections, in 2013 and 2015, at our Chinese manufacturing facility. We have no open items from FDA Form 483s, which identify compliance concerns or objectionable conditions arising out of such inspections. Our Omega facilities were most recently inspected by Health Canada in 2015. As a result of the inspection, the establishments were assigned a compliant (c) rating (in compliance with the Canadian Food and Drug Act).

Financial Information on Geographic Areas

During 2015, 10% of our sales were made outside the U.S. and its territories, predominately in Canada through our Omega segment. In 2014, 3% of our sales were made outside the U.S. and its territories, predominately in Canada. In 2013, 0.2% of our sales were made outside the United States of America and its territories.

For further financial information relating to our reportable segments, principal product lines, and other geographic information, see Note 20 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report.

Employees

As of December 31, 2015, we had a total of 440 full-time employees, of which 114 were employed in Sagent US, 175 by our Chengdu, China manufacturing facility and 151 employed at Omega. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppage and consider our relations with our employees to be good.

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

Substantially all of our products are sterile injectable pharmaceuticals. The manufacture of our products is highly exacting and complex and we or our business partners may experience problems during the manufacture of API or finished products for a variety of reasons, including, but not limited to equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, problems with raw materials, natural disaster related events or other environmental factors. In addition, the manufacture of certain API that we require for our products or the finished products require dedicated facilities and we may rely on a limited number or, in most cases, single vendors for these products and services. If problems arise during the production, storage or distribution of a batch of product, that batch of product may have to be discarded. If we are unable to find alternative qualified sources of API or finished products, this could, among other things, lead to increased costs, lost sales, damage to customer relations, time and expense spent investigating the cause and, depending upon the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to market, voluntary recalls, corrective actions or product liability related costs may also be incurred. For example, in February 2015, we initiated a voluntary recall of certain lots of a critical care product due to FDA observations regarding aseptic and GMP practices at our partner’s manufacturing site. Problems with respect to the manufacture, storage or distribution of our products could have a material adverse effect on our business, financial condition and results of operations.

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

If we or any of our business partners are unable to comply with the quality and regulatory standards applicable to pharmaceutical drug manufacturers, or if approvals of pending applications are not granted or are delayed we may be unable to meet the demand for our products, may lose potential revenues and may incur penalties and our business, financial position and results of operations may be materially adversely affected.

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

Furthermore, violations by us or our business partners of U.S. or other governmental regulations and other regulatory requirements could subject us to, among other things:

•	warning letters;

•	fines and civil penalties;

•	total or partial suspension of production or sales;

•	product seizure or recall;

•	withdrawal of product approval; and,

•	criminal prosecution.

Any of these or any other regulatory action could have a material adverse effect on our business, financial position and results of operations.

In September 2013, a facility owned by Agila received a warning letter from the FDA related to the FDA inspection of Agila’s Specialty Formulation Facility (“SFF”) in Bangalore, India. Following an FDA Inspection, in August 2015 Agila received another warning letter related to both SFF and Agila’s Sterile Products Division (“SPD”), which reiterated the findings from 2013. The warning letters identified violations of cGMP related to the prevention of microbiological contamination of sterile drug products and systems to monitor environmental conditions in aseptic processing. The warning letters also described other deficiencies in the quality management function of the facilities. The warning letters stated that new drug applications may not be approved until the facilities have completed and the FDA has confirmed the remediation efforts and compliance with cGMP. Delays in the approval of the five Sagent Agila ANDAs currently being reviewed by the FDA, or limitations on the importation of products from the SFF or SPD facilities, could have a material adverse effect on our business, financial position and results of operations.

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

Any change in the regulations, enforcement procedures or regulatory policies established by the FDA and other regulatory agencies could increase the costs or time of development of our products and delay or prevent sales of our products and our revenues could decline and, as a result, our business, financial condition and results of operations may be materially adversely affected.

Our products generally must receive appropriate regulatory clearance from the FDA or relevant regulatory agencies before they can be sold. Any change in the regulations, enforcement procedures or regulatory policies set by the FDA and other regulatory agencies could increase the costs or time of development of our products and delay or prevent sales of our products. For instance, beginning in June 2014, the FDA required new ANDA submissions to include enhanced documentation, and beginning in November 2017, all products sold in the U.S. will be required to be serialized by manufacturers. We cannot determine what effect further changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted, may have on our business in the future. Such changes could, among other things, require:

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

One of our products, heparin, accounted for 13% of our consolidated net revenue for the year ended December 31, 2015, two of our products, heparin and levofloxacin in premix bags, collectively accounted for approximately 28% of our consolidated net revenue for the year ended December 31, 2014, while three of our products, heparin, levofloxacin in premix bags and zoledronic acid vials accounted for approximately 46% of our consolidated net revenue for the year ended December 31, 2013. Our ten largest products accounted for approximately 59%, 69% and 70% of our consolidated net revenue for the years ended December 31, 2015, 2014 and 2013, respectively. We expect that heparin will continue to represent a significant portion of our net revenues for the foreseeable future. We currently rely on single vendors to supply us with API and finished product manufacturing with respect to heparin. If we are unable to maintain our relationships with these business partners on commercially acceptable terms, it could have a material adverse effect on our business, financial position and results of operations.

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

In March 2014, we entered an agreement with Actavis to terminate our Manufacturing and Supply Agreement, effective December 31, 2015. In the aggregate, products sourced from Actavis accounted for approximately 19% and 18% of our consolidated net revenue for the years ended December 31, 2014 and 2013, respectively.

Our markets are highly competitive and, if we are unable to compete successfully, our revenues could decline and our business, financial condition and results of operations may be materially adversely affected.

The injectable pharmaceutical market is highly competitive. Our competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. Our principal competitors include Fresenius, Pfizer, Sandoz, Teva and West-Ward. In most cases, these competitors have access to greater financial, marketing, technical and other resources than we do. As a result, they may be able to devote more resources to the development, manufacture, marketing and sale of their products, receive a greater share of the capacity from API suppliers and finished product manufacturers, obtain more support from independent distributors, initiate or withstand substantial price competition or more readily take advantage of acquisition or other growth opportunities.

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

If we are unable to continue to develop and commercialize new products in a timely and cost-effective manner, our business, results of operations and financial position could be adversely affected.

Our future success will depend to a significant degree on our ability to continue to develop and commercialize new products in a timely and cost-effective manner. The development and commercialization of new products is complex, time-consuming and costly and involves a high degree of business risk. As of December 31, 2015, we actively marketed 55 products in our Sagent US segment and 48 products in our Omega segment. Our US segment new product pipeline included 67 ANDAs that we had filed, or licensed rights to, and were under review by the FDA, six ANDAs that have been recently approved by the FDA and are pending commercial launch and 31 ANDAs under initial development. We had an additional 14 filings under review by regulatory agencies in our Omega segment, primarily in Canada, or under initial development. We may, however, encounter unexpected delays in the launch of these products, or these products, if and when fully commercialized by us, may not perform as we expect. For example, our pending regulatory filings may not receive approval on a timely basis, if at all.

The success of our new product offerings will depend upon several factors, including our ability to anticipate customer needs, obtain timely regulatory approvals and locate and establish collaborations with suppliers of API, product development and finished product manufacturing in a timely and cost-effective manner. In addition, the development and commercialization of new products is characterized by significant up-front costs, including costs associated with product development activities, sourcing API and manufacturing capability, obtaining regulatory approval, building inventory and sales and marketing. Furthermore, the development and commercialization of new products is subject to inherent risks, including the possibility that any new product may:

•	fail to receive or encounter unexpected delays in obtaining necessary regulatory approvals;

•	be difficult or impossible to manufacture on a large scale;

•	be uneconomical to market;

•	fail to be developed prior to the successful marketing of similar or superior products by third parties; and,

•	infringe on the proprietary rights of third parties.

Our business, results of operations and financial position could be adversely affected if we are not successful in continuing to develop and commercialize new products.

If we are unable to maintain our GPO relationships, our results of operations could be adversely affected.

Most of the end-users of injectable pharmaceutical products have relationships with GPOs whereby such GPOs provide such end-users access to a broad range of pharmaceutical products from multiple suppliers at competitive prices and, in certain cases, exercise considerable influence over the drug purchasing decisions of such end-users. Hospitals and other end-users contract with the GPO of their choice for their purchasing needs. We currently derive, and expect to continue to derive, a large percentage of our revenue from end-user customers that are members of a small number of GPOs, and we anticipate this concentration will increase as the industry continues to consolidate. For example, the five largest U.S. GPOs represented end-user customers that collectively accounted for approximately 35%, 44% and 39% of our Sagent US segment net contract revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Maintaining our strong relationships with these GPOs will require us to continue to be a reliable supplier, offer a broad product line, remain price competitive, comply with FDA regulations and provide high-quality products. Although our GPO pricing agreements in both our Sagent US and Omega segments typically are multi-year in duration, most of them may be terminated by either party with 60 or 90 days notice. The GPOs with whom we have relationships may have relationships with manufacturers that sell competing products, and such GPOs may earn higher margins from these products or combinations of competing products or may prefer products other than ours for other reasons. If we are unable to maintain our GPO relationships, sales of our products and revenue could decline and our results of operations could be materially adversely affected.

We rely on a limited number of pharmaceutical wholesalers to distribute our products.

As is typical in the pharmaceutical industry, we rely upon a limited number of pharmaceutical wholesalers in connection with the distribution of our products. We currently derive, and expect to continue to derive, a large percentage of our sales through the three largest wholesalers in the U.S. market, Amerisource, Cardinal Health and McKesson. For the year ended December 31, 2015, the products we sold through these wholesalers accounted for approximately 28%, 23% and 27%, respectively, of our consolidated net revenue. Collectively, our sales to these three wholesalers represented approximately 78%, 85% and 84% of our net revenue for the years ended December 31, 2015, 2014 and 2013, respectively. If we are unable to maintain our business relationships with these major pharmaceutical wholesalers on commercially acceptable terms, it could have a material adverse effect on our sales and results of operations.

We depend upon our key personnel, the loss of whom could adversely affect our operations. If we fail to attract and retain the talent required for our business, our business could be materially harmed.

We are a relatively small company and we depend to a significant degree on the principal members of our management and sales teams. The loss of services from our key employees may significantly delay or prevent the achievement of our product development or business objectives. We have entered into employment agreements with certain of our key employees that contain restrictive covenants relating to non-competition and non-solicitation of our customers and employees for a period of up to 12 months after termination of employment. Nevertheless, each of our officers and key employees may terminate his or her employment at any time without notice and without cause or good reason, and so as a practical matter these agreements do not guarantee the continued service of these employees. Our success depends upon our ability to attract and retain highly qualified personnel. Competition among pharmaceutical and biotechnology companies for qualified employees is intense, and the ability to attract and retain qualified individuals is critical to our success. We may not be able to attract and retain these individuals on acceptable terms or at all, and our inability to do so could significantly impair our ability to compete.

Our inability to manage our planned growth or successfully integrate newly acquired businesses could harm our business.

As we expand our business we expect that our operating expenses and capital requirements will increase. As our in-house manufacturing capabilities, product portfolio and product pipeline grow, we may require additional personnel on our operations, project management, in-house quality assurance and facility compliance teams to work on manufacturing, quality assurance, cGMP compliance, regulatory affairs and product development matters. As a result, our operating expenses and capital requirements may increase significantly. In addition, we may encounter unexpected difficulties managing our worldwide network of relationships with API suppliers and finished product developers and manufacturers as we seek to expand such network in order to expand our product portfolio. Our ability to manage our growth effectively requires us to forecast accurately our sales growth and global manufacturing capacity and to expend funds to improve our operational, manufacturing financial and management controls, reporting systems and procedures.

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

•	decreased demand for our products;

•	injury to our reputation;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	a diversion of management’s time and resources;

•	compensatory damages and fines;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue; and,

•	exhaustion of any available insurance and our capital resources.

Our product liability insurance may not be adequate and, at any time, insurance coverage may not be available on commercially reasonable terms or at all. A product liability claim could result in liability to us greater than our insurance coverage or assets. Even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to those matters or have a material adverse effect on our business.

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

We are subject to various federal, state and foreign laws pertaining to foreign corrupt practices and healthcare fraud and abuse, including anti-kickback, marketing and pricing laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs such as Medicare and Medicaid, as well as exclusion from bid-and-tender processes for sales to the U.S. government. If there is a change in laws, regulations or administrative or judicial interpretations, we may have to change our business practices, or our existing business practices could be challenged as unlawful, which could materially adversely affect our business, financial position and results of operations.

We may need to raise additional capital in the event we change our business plan or encounter unexpected developments, which may cause dilution to our existing stockholders or restrict or limit our operations.

We may require significant additional funds earlier than we currently expect in the event we change our business plan, execute further strategic acquisitions, or encounter unexpected developments, including unforeseen competitive conditions within our markets, changes in the general economic climate, changes in the regulatory environment, the loss of key relationships with suppliers, GPOs or end-user customers or other unexpected developments that may have a material effect on the cash flows or results of operations of our business. If required, additional funding may not be available to us on acceptable terms or at all. Our ability to raise additional funding, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future results of operations, our relative levels of debt and equity, the volatility and overall condition of the capital markets and the market prices of our securities. We may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration arrangements. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. In addition, additional debt financing may only be available to us on less favorable terms than our revolving loan credit facility with JPMorgan Chase Bank, N.A. (“Chase”), including higher interest rates or greater exposure to interest rate risk. We may elect to raise additional funds even before we need them if the conditions for raising capital are favorable.

We are subject to a number of risks associated with managing our international network of business relationships.

We have an international network of business relationships that includes 47 partners worldwide as of December 31, 2015, including 16 in the Americas, 12 in China and Taiwan, 11 in Europe, seven in India and one in the Middle East. As part of our business strategy, we intend to continue to identify further business relationships involving API sourcing, product development, finished product manufacturing and product licensing. We expect that a significant percentage of these new relationships will be with business partners located outside the U.S. Managing our existing and future international network of business relationships could impose substantial burdens on our resources, divert management’s attention from other areas of our business and otherwise harm our business. In addition, our international network of relationships subjects us to certain risks, including:

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

Approval by the Chinese government of the sale of SCP may be delayed or not be received.

On February 3, 2016, we entered into a Share Purchase Agreement with Hong Kong King-Friend Industrial Company Limited., a wholly-owned subsidiary of Nanjing King-Friend Pharmaceutical Co., Ltd., (“NKF”) to sell all of our ownership interest in SCP to NKF in exchange for $0.5 million. The transaction is subject to approval by an agency of the Chinese government. We currently anticipate the transaction to close in the second quarter of 2016. Any delay in obtaining the required regulatory approval and closing the transaction could adversely affect us, as we will continue to bear the operating costs of the facility until the transaction closes. If the transaction is not approved by the Chinese government, we would be required to re-evaluate whether to close the facility or identify another buyer. A delay in closing of the transaction, or failure of Chinese authorities to approve the transaction could be costly and we could incur significant costs in identifying a new plan of action with respect to SCP.

We may never realize the expected benefits from our acquisition of Omega and it may require substantial additional capital resources.

Omega is a specialty pharmaceutical company based in Montreal, Canada, which we acquired on October 1, 2014. Omega has served the Canadian and select international markets for over 60 years, with a historic focus on niche generic injectable pharmaceutical products. Prior to our acquisition, Omega had initiated a capacity expansion program, including installing an additional manufacturing line in a recently acquired building adjacent to its existing facility. We currently expect the new manufacturing capacity to be operational for the Canadian market by early 2018, and for the U.S. market in 2019; however, there can be no assurances the new manufacturing capacity will be operational by such time or at all.

If we are unable to achieve the efficiencies and synergies we projected, or if the new manufacturing line does not receive appropriate regulatory approvals to manufacture products, our business could be harmed and our financial position and results of operations could be materially adversely affected.

We may never realize the expected benefits of our Omega acquisition due to, among other things:

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

•

general political and economic uncertainty could impact operations at the Omega facility, including multiple regulatory requirements that are subject to change, any future implementation of trade protection measures and import or export licensing requirements between the U.S. and Canada, labor regulations or work stoppages at the facility, fluctuations in the foreign currency exchange rates and complying with U.S. regulations that apply to international operations, including trade laws and the U.S. Foreign Corrupt Practices Act; and,

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

We generally record sales and pay our expenses in the local currency of the applicable Sagent entity. Substantially all of our business partners that supply us with API, product development services and finished product manufacturing are located in foreign jurisdictions, such as India, China, Romania and Brazil, and we believe they generally incur their respective operating expenses in local currencies, and we generally pay for such API, services and products in U.S. dollars. As a result, both we and our business partners may be exposed to currency rate fluctuations and experience an effective increase in operating expenses in the event local currencies appreciate against the U.S. dollar. In this event, the cost of manufacturing product from our Omega facility may increase or our business partners may elect to stop providing us with these services or attempt to pass these increased costs back to us through increased prices for product development services, API sourcing or finished products that they supply to us, any of which could have an adverse effect on our business.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal control policies mandate compliance with these laws. Many of our business partners who supply us with product development services, API sourcing and finished product manufacturing are located in parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our compliance policies, we cannot be assured that our internal control policies and procedures always will protect us from reckless or negligent acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could have a negative impact on our business, results of operations and reputation.

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

In the normal course of business, we must record and process significant amounts of data quickly, accurately and relying on various computer and telecommunications equipment and information technology systems. Any failure of such equipment or systems could adversely affect our operations.

As part of our initiative to update our business processes and information technology systems, we are in the process of implementing new enterprise resource planning software and other related applications across our global operations. We will incur substantial costs associated with both implementation and maintenance of these new applications, and unforeseen problems could arise. We have engaged third-party consultants and service providers for the development and implementation of the new systems, and if these parties fail to perform their obligations, development and implementation of the project could be delayed. If the new systems do not perform as originally planned, our business, financial position and results of operations could be adversely affected.

Investment funds managed by Vivo Ventures, LLC own a substantial percentage of our CommonSstock, which may prevent other investors from influencing significant corporate decisions.

Investment funds managed by Vivo Ventures, LLC (“Vivo Ventures”) beneficially own approximately 6,499,737 shares, or approximately 19.8% of our outstanding Common Stock as of December 31, 2015. As a result, Vivo Ventures will, for the foreseeable future, have significant influence over all matters requiring stockholder approval, including election of directors, adoption of or amendments to equity-based incentive plans, amendments to our certificate of incorporation and certain mergers, acquisitions and other change-of-control transactions. Vivo Ventures’ ownership of a large amount of our voting power may have an adverse effect on the price of our Common Stock. The interests of Vivo Ventures may not be consistent with your interests as a stockholder.

Consolidation of Customers

Many healthcare organizations are consolidating to create healthcare delivery systems with greater market power. As group purchasing organizations consolidate, thus decreasing the number of market participants, competition to provide products and services like ours will become more intense, and the importance of establishing and maintaining relationships with key industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. Any of these factors could materially and adversely impact our business, financial condition, and operating results.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of December 31, 2015, we conducted substantially all of our corporate operations through an aggregate of approximately 23,500 square feet of office space in our headquarters in Schaumburg, Illinois under a lease that expires on December 31, 2016. We believe that our current facility is adequate for our corporate needs for the immediate future and that suitable space will be available to accommodate our operations on commercially reasonable terms following the expiry of our current lease.

Our SCP subsidiary occupies approximately 300,000 square feet in Chengdu, China. In December 2013, we entered an initial two year lease on approximately 10,000 square feet of space in the Chengdu Hi-Tech Development Zone, where we performed product development activities in conjunction with SCP, which has been extended to December 2016. On December 29, 2015, the Board of Directors authorized the Company to proceed with a sale of all of the Company’s interests in SCP. On February 3, 2016, the Company entered into a Share Purchase Agreement with NKF whereby NKF will acquire 100% of the outstanding shares.

Our Omega subsidiary occupies three owned and two leased facilities in Montreal, Quebec, where it performs the manufacturing and distribution of products for our Omega segment. The three owned facilities occupy approximately 62,000 square feet, and the leased facilities occupy approximately 45,000 square feet.

Item 3.	Legal Proceedings.

We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims may include assertions that our products infringe existing patents and claims that the use of our products has caused personal injuries. We intend to defend vigorously any such litigation that may arise under all defenses that would be available to us.

Zoledronic Acid (Generic versions of Zometa ® and Reclast ®). On February 20, 2013, Novartis Pharmaceuticals Corporation (“Novartis”) sued the Company and several other defendants in the U.S. District Court for the District of New Jersey, alleging, among other things, that sales of the Company’s (i) zoledronic acid product under FDA NDA No. 203231, made by ACS Dobfar Info S.A. (“Info”), also a defendant, a generic bioequivalent version of Novartis’ Zometa ® Ready-to-Use product, would infringe U.S. Patent No. 7,932,241 (the “241 Patent”) and U.S. Patent No. 8,324,189 (the “189 Patent”) and (ii) zoledronic acid product under FDA ANDA No. 202828, also made by Info, a generic version of Novartis’ Reclast ® product, would infringe U.S. Patent No. 8,052,987 (the “987 Patent”) and the 241 Patent, and (iii) zoledronic acid product under FDA ANDA No. 202472, made by Actavis LLC, also a defendant, a generic version of Novartis’ Zometa ® Pre Concentrate product, would infringe the 189 Patent. (In Re: Certain Consolidated Zoledronic Acid Cases; Consolidated Civil Action No. 12-03967(SDW)(SCM) [Consolidated with Civil Action Nos. 12-cv-04393, 13-cv-01028, 13-cv-02379, 13-cv-4669, 13-cv-5125, 13-cv-6835, 13-cv-7914 and 14-cv-18411]). On March 1, 2013, the District Court denied Novartis’ request for a temporary restraining order against the Company and the other defendants, including Actavis and Info. On March 6, 2013 the Company, began selling Actavis’ zoledronic acid vial, the generic version of Zometa. Also, as of August 27, 2013 and October 1, 2013, the Company began selling zoledronic acid premix bags in 4mg/100ml and 5mg/100ml presentations, respectively. On December 3, 2014, Novartis sued the Company, alleging, among other things, that sales of the Company’s zoledronic acid product under FDA ANDA No. 091493, made by Hameln RDS GMBH, a generic version of Novartis’ Zometa ® Pre-concentrate product, would infringe the 189 Patent. (Novartis Pharmaceuticals Corporation v. Sagent Pharmaceuticals, Inc. et. al., Case No. 2: 14-cv-07556(SDW)(SCM) and together with the Consolidated Civil Action Case No. 13-cv-1028, the “Litigation”).

On October 13, 2015, the Company and Novartis agreed to settle the Litigation (“Settlement”). Pursuant to the terms of the Settlement, the Company paid Novartis $5 million in exchange for a release of claims associated with the 241, 987 and 189 Patents pertaining to the following regulatory submissions: FDA NDA No. 203231, FDA ANDA No. 202828, FDA ANDA No. 202472 and FDA ANDA No. 091493 (collectively the “Regulatory Submissions”), and acquired a license to sell the zoledronic acid products as approved by their Regulatory Submissions (excluding sales of product manufactured under FDA ANDA No. 202472 after December 31, 2014) in the U.S. Concurrent with the Settlement, the Company received $1.5 million from Info and Actavis, representing their collective share of the $5 million.

We have determined that $1.7 million of the Settlement represents a future license to sell the zoledronic acid products. This amount has been recorded within Other assets on the Consolidated Balance Sheet as of December 31, 2015, partially offset by the portion of the Info reimbursement, $0.6 million, related to the license period. The remaining net settlement amount of $2.4 million paid to Novartis is recorded as Legal settlement within the Consolidated Statement of Operations for the year ended December 31, 2015.

At this time, there are no other proceedings of which we are aware that are considered likely to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is listed on the NASDAQ Global Market and trades under the symbol “SGNT”. At February 28, 2016, there were approximately 8,123 holders of record of our Common Stock.

The high and low market price for our Common Stock during each of the quarterly periods in 2015 and 2014 is included below:

	2015 Quarters
	First	Second	Third	Fourth
Market price(1)
High	$28.50	$26.49	$26.21	$17.23
Low	$22.83	$22.26	$15.20	$14.30

	2014 Quarters
	First	Second	Third	Fourth
Market price(1)
High	$25.30	$25.86	$31.10	$32.81
Low	$18.00	$19.73	$23.98	$24.04

Since our inception, we have not paid a dividend on our Common Stock, and we have no intention to do so in the near future.

Issuer Purchases of Equity Securities during the Quarter ended December 31, 2015

There are currently no share repurchase programs authorized by our Board of Directors. No purchases of our Common Stock were made in the fourth quarter of 2015.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data as of and for the periods indicated. The selected financial data set forth below has been derived from our consolidated financial statements as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, which have been audited by our independent registered public accounting firm. The data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2015	2014 As restated	2013	2012	2011
	(in thousands, except per share data)
Statement of Operations Data:
Net revenue	$318,296	$288,983	$244,750	$183,615	$152,405
Cost of sales	230,557	202,821	167,228	152,508	65,013

Gross profit	$87,739	$86,162	$77,522	$31,107	$18,769
Gross margin	27.6%	29.8%	31.7%	16.9%	12.3%

Operating expenses
Product development	29,145	26,809	20,275	17,136	12,763
Selling, general and administrative	49,931	43,227	36,198	30,093	25,148
Management reorganization	5,310	—	—	708	—
Acquisition-related costs	2,838	1,069	—	—	—
Equity in net (income) loss of joint ventures	(2,569)	(3,987)	(2,395)	(1,337)	2,531

Total operating expenses	84,655	67,118	54,078	46,600	40,442

Impairment of SCP	$45,158	—	—	—	—
Net income (loss)	$(21,882)	$36,951	$29,594	$(16,817)	$(26,422)

Income (loss) per share – basic	$(0.67)	$1.16	$1.01	$(0.60)	$(1.31)
Income (loss) per share – diluted	$(0.67)	$1.13	$0.99	$(0.60)	$(1.31)

Weighted-average shares – basic	32,439	31,882	29,213	27,980	20,105
Weighted-average shares – diluted	32,439	32,745	29,937	27,980	20,105

Balance Sheet Data:
Cash and cash equivalents	$28,962	$55,633	$42,332	$27,687	$52,203
Short-term investments	20,060	18,473	113,810	36,605	73,761
Working capital	107,937	100,832	172,267	106,815	116,704
Total assets	352,980	379,958	310,208	172,315	230,508
Total long-term debt	1,623	7,952	10,333	—	37,140
Total stockholder’s equity (deficit)	251,093	273,802	236,026	131,856	141,669

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a leading provider of affordable pharmaceuticals to the hospital market, which we sell primarily throughout North America. With a primary focus on generic injectable pharmaceuticals, which provide customers a lower-cost alternative to branded products when applicable patents have expired or been declared invalid, or when the products are determined not to infringe the patents of others. We offer our customers a broad range of products across anti-infective, oncology and critical care indications in a variety of presentations, including single- and multi-dose vials, pre-filled ready-to-use syringes and premix bags. We seek generally to develop injectable products where the form or packaging of the product can be enhanced to improve delivery, product safety or end-user convenience. Our management team includes industry veterans who have served critical functions at other pharmaceutical companies or key customer groups and have long-standing relationships with customers, regulatory agencies, and suppliers.

We have rapidly established a growing and diverse product portfolio and product pipeline as a result of our innovative business model. The model combines an extensive network of business relationships with API suppliers and finished product developers and manufacturers in Asia, Europe, the Middle East, Australia and the Americas with our proven and experienced regulatory, quality assurance, business development, project management, and sales and marketing teams. As of December 31, 2015, our network provided us access to over 100 worldwide manufacturing and development facilities, including several dedicated facilities used to manufacture specific complex APIs and finished products. Our 50/50 joint venture known as Sagent Agila LLC (formerly known as Sagent Strides LLC) with Agila Specialities Pvt. Ltd., a subsidiary of Mylan Inc. (“Agila”), was established to facilitate the sale in the U.S. market of a wide variety of generic injectable products manufactured by Agila.

In June 2013, we acquired the remaining 50% interest in Kanghong Sagent (Chengdu) Pharmaceutical Co. Ltd., (“KSCP”) from our former joint venture partner. The entity, which has been renamed Sagent (China) Pharmaceuticals Co. Ltd. (“SCP”) provides us with a dedicated, state-of-the-art manufacturing facility. The facility received its Establishment Inspection Report in April 2013, and its first product approval in June 2013. We launched our first product from this facility, carboplatin, in the fourth quarter of 2013. On December 29, 2015, the Board of Directors authorized the Company to proceed with a sale of all of the Company’s interests in SCP. On February 3, 2016, the Company entered into a Share Purchase Agreement with Hong Kong King-Friend Pharmaceutical Co., Ltd., a subsidiary of Nanjing King-Friend Pharmaceutical Co., Ltd., (“NKF”) whereby NKF will acquire 100% of the outstanding shares of SCP in exchange for $0.5 million. We expect this transaction to close in the second quarter of 2016, at which time SCP will cease to be a subsidiary of the Company.

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

We are developing an extensive injectable product portfolio encompassing multiple presentations of a broad range of products across anti-infective, oncology and critical care indications. Our Sagent US product portfolio has grown to a total of 55 marketed products that we offer in an aggregate of 181 presentations in the U.S., and our Omega segment offered 48 products offered in an aggregate of 98 presentations as of December 31, 2015.

We maintain an active product development program. Our Sagent US new product pipeline can be generally classified into two categories: (i) products we developed or acquired and for which regulatory submissions (Abbreviated New Drug Applications (“ANDAs”) or NDA 505(b)(2)s) have been filed with the FDA and are currently under review; and (ii) products which are considered in development, meaning work is currently at a stage between initial development activities, such as sourcing of API, and compilation of the ANDA or NDA 505(b)(2) documentation prior to submission to the FDA. As of December 31, 2015, our Sagent U.S. new product pipeline included 67 ANDAs that we had filed, or licensed rights to, that were under review by the FDA, and two products represented by six ANDAs that have been recently approved by the FDA and are pending commercial launch.

The new product pipeline as of December 31, 2015 for our Omega segment included 14 products in development or submitted for review to Health Canada.

Our 67 Sagent US ANDAs under review by the FDA as of December 31, 2015 have been on file for an average of approximately 38 months, with two of them being on file for less than 12 months, 24 of them being on file for between 12 and 24 months and 41 of them being on file for longer than 24 months. We also had approximately 31 additional products under initial development by Sagent US, and 13 products under initial development by Omega as of December 31, 2015. Our product development activities also include expanding our product portfolio by adding new products through in-licensing and similar arrangements with foreign manufacturers and domestic virtual pharmaceutical development companies that seek to utilize our sales and marketing expertise.

The specific timing of our new product launches is subject to a variety of factors, some of which are beyond our control, including the timing of FDA or Health Canada approval for regulatory filings currently under review or that we file with respect to new products. The timing of these and other new product launches will have a significant impact on our future results of operations.

The following table provides a summary of certain aspects of our product development efforts for the periods presented:

	For the year ended December 31,
	2015	2014	2013
Products launched during the period	3	7	12
ANDAs submitted or licensed during the period	4	15	13
ANDAs under FDA review at end of period	67	64	62
Filings under review by other regulatory agencies at end of period	1	1	—

The table below sets forth our ANDAs that are under review by the FDA and under initial development as of December 31, 2015 by product category:

	Number of Products
	Under FDA review	Initial development – Sagent US
Product category
Anti-infective	17	5
Oncology	18	12
Critical care	32	14

	67	31

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

The development of generic injectable products is characterized by significant up-front costs, including costs associated with evaluating the patent landscape, developing products, sourcing API and manufacturing capability and obtaining regulatory approvals. As a result, we have made, and we expect to continue to make, substantial investments in product development. We expect that our overall level of product development activity in any specific period may vary significantly based upon our business strategy to continue to identify and source new product opportunities. We anticipate our spending on product development activities will, over time, continue to increase, as we invest in additional opportunities arising from market consolidation and development activities in our international subsidiaries, and we incur costs associated with patent-related litigation. Product development expenses for the years ended December 31, 2015, 2014 and 2013 totaled approximately $29.1 million, $26.8 million and $20.3 million, respectively. Our product development expense included $3.4 million and $0.9 million from our Omega segment, for the years ended December 31, 2015 and 2014, respectively.

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

Revenue Recognition

We recognize revenue when our obligations to a customer are fulfilled relative to a specific product and all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) delivery has occurred. Delivery is deemed to have occurred upon customer receipt of product, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. Net sales reflect reductions of gross sales for estimated wholesaler chargebacks, estimated contractual allowances, and estimated early payment discounts. We provide for estimated returns at the time of sale based on historic product return experience. Subsequent adjustments to our prior year provisions and reserve requirements for chargebacks, allowances, discounts and returns have been less than 1% of total consolidated net revenue on an annual basis in each of the three fiscal years ended December 31, 2015.

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

When we record initially a sale to a wholesaler, the sale and resulting receivable are recorded at our list price. However, experience indicates that most of these selling prices will eventually be reduced to a lower, end-user contract price. Therefore, at the time of the sale, a contra asset is recorded for, and revenue is reduced by, the difference between the list price and the estimated average end-user contract price. This contra asset is calculated by product code, taking the expected number of outstanding wholesale units sold that will ultimately be sold under end-user contracts multiplied by the anticipated, weighted – average contract price. When the wholesaler ultimately sells the product, the wholesaler charges us, or issues a chargeback, for the difference between the list price and the end-user contract price and such chargeback is offset against the initial estimated contra asset. Periodically, we review the wholesale list prices for our products, and from time to time may reduce list prices based on market conditions or competitive pricing pressures. Reductions in the wholesale list price of our products reduce both our gross sales and the revenue reduction recorded upon initial product sale, but do not change the end-user contract selling price.

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

Our total chargeback accrual was $48.6 million and $63.1 million at December 31, 2015 and December 31, 2014, respectively, and is included as a reduction of accounts receivable. Our total chargeback expense was $318.6 million and $403.5 million for the years ended December 31, 2015 and 2014, respectively. Our chargeback accrual and related chargeback expense decreased in 2015 due to the impact of discontinuing certain products previously supplied to us by Actavis, principally docetaxel, with a relatively high list price, and list price reductions on certain products, including zoledronic acid. A 1% decrease in estimated end-user contract-selling prices would reduce net revenue for the year ended December 31, 2015, by $0.3 million and a 1% increase in wholesale units pending chargeback for the year ended December 31, 2015, would reduce net revenue by $0.3 million.

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

Income Taxes

Provisions for federal, state and foreign taxes are calculated based on pre-tax earnings at currently enacted tax rates.

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

Furthermore, our ability to use our deferred tax assets, such as our net operating losses, to reduce future federal income tax liability may be limited as a result of previous or future changes in equity ownership of our company or change of corporate status.

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

	Risk free interest rate	Expected life	Expected dividend yield	Expected volatility	Fair value at grant date
2015	1.74%	6 years	0%	52%	$10.92
2014	1.92%	6 years	0%	61%	$11.81
2013	1.24%	6 years	0%	62%	$9.31

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

Once a product receives regulatory approval, we record any contractual payments for the license to sell the developed product as an intangible asset to be amortized on a straight-line basis as a component of cost of sales over the shorter of the related license period or the estimated life of the acquired product. At December 31, 2015, the amortization period for intangible assets arising from approved products ranges from four to six years with a weighted-average period prior to the next renewal or extension of 4.3 years. We make the determination whether to capitalize or expense amounts related to the development of new products and technologies through agreements with third parties based on our ability to recover our cost in a reasonable period of time, generally the initial license term, from the estimated future cash flows anticipated to be generated pursuant to each agreement. Market, regulatory and legal factors, among other things, may affect the realizability of the projected cash flows that an agreement was initially expected to generate. We regularly monitor these factors and subject capitalized costs to periodic impairment testing.

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

On June 4, 2013, we acquired the remaining 50% equity interest in KSCP from our former joint venture partner. Prior to the SCP Acquisition, we accounted for our investment in KSCP using the equity method of accounting, as our interest in the entity provided for joint financial and operational control. Operating results of KSCP prior to the SCP Acquisition were reported on a one-month lag. On December 29, 2015, our Board of Directors authorized us to proceed with a sale of all of the Company’s ownership interests in SCP. Following this decision, we have classified SCP as held for sale in our Consolidated Balance Sheet as of December 31, 2015.

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

Recently Adopted and Pending Accounting Standards

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

In February 2015, the FASB issued amended guidance on the model used to evaluate whether certain legal entities should be consolidated. This guidance is effective for the Company in the first quarter of 2017. Early adoption is permitted. Adoption of this guidance when it occurs, is not expected to have a material impact on our financial statements.

In April 2015, the FASB issued amended guidance, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim periods beginning after December 15, 2015. Adoption of this guidance in the first quarter 2016, is not expected to have a material impact on our financial statements.

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

In November 2015, the FASB issued guidance that requires all deferred tax assets and liabilities to be presented as non-current in a classified statement of financial position. We are required to adopt this guidance in the first quarter of 2017, with early adoption permitted. We have adopted this guidance in our Consolidated Balance Sheet as of December 31, 2015 and retrospectively for December 31, 2014. Adoption of this standard resulted in the reclassification of $12,185 of current deferred tax assets to long term deferred tax assets at December 31, 2014.

In February 2016, the FASB issued lease guidance, which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.

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

	Year ended December 31,				% of net revenues, year ended December 31,
	2015	2014	$ Change	% Change	2015	2014	Change
Adjusted Gross Profit	$90,949	$91,429	$(480)	-1%	28.6%	31.6%	-3.0%
Sagent share of gross profit earned by Sagent Agila joint venture	2,570	3,160	(590)	-19%	0.8%	1.1%	-0.3%
Product-related non-cash charges arising from business combinations	640	2,107	(1,467)	-70%	0.2%	0.7%	-0.5%

Gross Profit	$87,739	$86,162	$1,577	2%	27.6%	29.8%	-2.2%

	Year ended December 31,				% of net revenues, year ended December 31,
	2014	2013	$ Change	% Change	2014	2013	Change
Adjusted Gross Profit	$91,429	$80,249	$11,180	14%	31.6%	32.8%	-1.2%
Sagent share of gross profit earned by Sagent Agila joint venture	3,160	2,727	433	16%	1.1%	1.1%	0.0%
Product-related non-cash charges arising from business combinations	2,107	—	2,107	n/m	0.7%	—	0.7%

Gross Profit	$86,162	$77,522	$8,640	11%	29.8%	31.7%	-1.9%

EBITDA and Adjusted EBITDA –

We use the non-GAAP financial measures “EBITDA” and “Adjusted EBITDA” and corresponding growth ratios. We define EBITDA as net income (loss) less interest expense, net of interest income, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as net income (loss) less interest expense, net of interest income, provision for income taxes, depreciation and amortization, stock-based compensation expense, the gain recorded on product rights acquired from our Sagent Agila joint venture, the gain recorded on our previously held equity interest in KSCP in connection with the acquisition of the remaining 50% equity interest in KSCP, the equity in net loss of our KSCP joint venture prior to the acquisition, management transition costs, acquisition-related costs, the impact of unrealized foreign currency gains or losses, the impact of product-related non-cash charges arising from business combinations, impairment charges and the impact of legal settlements. We believe that EBITDA and Adjusted EBITDA are relevant and useful supplemental information for our investors. Our management believes that the presentation of these non-GAAP financial measures, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measures, provides a more complete understanding of the factors and trends affecting Sagent than could be obtained absent these disclosures. Management uses EBITDA, Adjusted EBITDA and corresponding ratios to make operating and strategic decisions and evaluate our performance. We have disclosed these non-GAAP financial measures so that our investors have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that EBITDA and Adjusted EBITDA are useful supplemental tools to evaluate the underlying operating performance of the company on an ongoing basis. The limitation of these measures is that they exclude items that have an impact on net income (loss). The best way that these limitations can be addressed is by using EBITDA and Adjusted EBITDA in combination with our GAAP reported net income (loss). Because EBITDA and Adjusted EBITDA calculations may vary among other companies, the EBITDA and Adjusted EBITDA figures presented below may not be comparable to similarly titled measures used by other companies. Our use of EBITDA and Adjusted EBITDA is not meant to and should not be considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the following tables reconciling EBITDA and Adjusted EBITDA to our GAAP reported net income (loss) for the periods presented (dollars in thousands).

	Year ended December 31,
	2015	2014 As restated	$ Change	% Change
Adjusted EBITDA	$29,674	$32,296	$(2,622)	-8%
Stock-based compensation expense	3,835	2,683	1,152	43%
Management transition costs	5,310	—	5,310	n/m
Acquisition-related costs	2,838	1,069	1,769	165%
Gain on Sagent Agila joint venture product acquisitions[1]	—	(880)	880	n/m
Unrealized foreign exchange losses[3]	3,195	—	3,195	n/m
Impairment charges	45,158	—	45,158	n/m
Product-related non-cash charges arising from business combinations	640	2,107	(1,467)	-70%
Legal settlement	2,447	—	2,447	n/m

EBITDA	$(33,749)	$27,317	$(61,066)	n/m

Depreciation and amortization expense[2]	13,681	9,308	4,373	47%
Interest expense, net	651	1,831	(1,180)	-64%
Provision for income taxes	(26,199)	(20,773)	(5,426)	26%

Net income (loss)	$(21,882)	$36,951	$(58,833)	n/m

	Year ended December 31,
	2014 As restated	2013	$ Change	% Change
Adjusted EBITDA	$32,296	$40,764	$(8,468)	-21%
Stock-based compensation expense	2,683	5,369	(2,686)	-50%
Gain on previously held equity interest	—	2,936	(2,936)	n/m
Acquisition-related costs	1,069	—	1,069	n/m
Gain on Sagent Agila joint venture product acquisitions[1]	(880)	(1,700)	820	-48%
Product-related non-cash charges arising from business combinations	2,107	—	2,107	n/m
Equity in net loss of KSCP joint venture	—	1,825	(1,825)	n/m

EBITDA	$27,317	$38,206	(10,889)	-29%

Depreciation and amortization expense[2]	9,308	6,984	2,324	33%
Interest expense, net	1,831	733	1,098	150%
Provision for income taxes	(20,773)	895	(21,668)	n/m

Net income	$36,951	$29,594	$7,357	25%

[1]

Upon obtaining the controlling interest in the rights to certain products from our Sagent Agila joint venture in December 2014, we recorded non-cash accounting gains of $880 reported as part of equity in net income of joint ventures in the Consolidated Statements of Operations for the year ended December 31, 2014.

[2]

Depreciation and amortization expense excludes $85, $216 and $90 in the years ended December 31, 2015, 2014 and 2013, respectively, related to deferred financing fees, which is included within interest expense and other in our Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013.

[3]

Unrealized foreign exchange losses reflect the impact of foreign currency movements on intercompany loans, primarily related to the devaluation of the Canadian dollar relative to the US dollar, and are included in Interest income and other income (expense), net, in our Consolidated Statements of Operations for the year ended December 31, 2015.

Results of Operations

Our financial statements for the year ended December 31, 2014 have been restated for the correction of errors primarily related to our previous tax filing position related to SCP during the time SCP was 50% owned and prior to our acquisition of 100% ownership of SCP in June 2013.

The following compares our consolidated results of operations for the year ended December 31, 2015 with those of the year ended December 31, 2014 (in thousands, except per share amounts):

	Year ended December 31,
	2015	2014	$ change	% change
		As Restated
Net revenue
Sagent US	$287,613	$280,422	$7,191	3%
Omega	30,683	8,561	22,122	258%

Consolidated net revenue	$318,296	$288,983	$29,313	10%
Cost of sales	230,557	202,821	27,736	14%

Gross profit	87,739	86,162	1,577	2%
Gross profit as % of net revenue	27.6%	29.8%
Operating expenses:
Product development	29,145	26,809	2,336	9%
Selling, general and administrative	49,931	43,227	6,704	16%
Acquisition-related costs	2,838	1,069	1,769	165%
Management transition costs	5,310	—	5,310	n/m
Equity in net income of joint ventures	(2,569)	(3,987)	(1,418)	-36%

Total operating expenses	84,655	67,118	17,537	26%

Impairment of SCP	45,158	—	45,158	n/m
Legal settlement	2,447	—	2,447	n/m

Income (loss) from operations
Sagent US	(43,769)	21,700	(65,469)	n/m
Omega	(752)	(2,656)	1,904	72%

Consolidated income (loss) from operations	(44,521)	19,044	(63,565)	n/m
Interest income and other income (expense)	(2,790)	(678)	(2,112)	312%
Interest expense	(770)	(2,188)	(1,418)	-65%

Income before income taxes	(48,081)	16,178	(64,259)	n/m
Benefit for income taxes	(26,199)	(20,773)	5,426	26%

Net income (loss)	$(21,882)	$36,951	$(58,833)	n/m

Net income per common share:
Basic	$(0.67)	$1.16	$(1.83)	n/m
Diluted	$(0.67)	$1.13	$(1.80)	n/m

Net revenue: Net revenue for the year ended December 31, 2015 totaled $318.3 million, an increase of $29.3 million, or 10%, as compared to $289.0 million for the year ended December 31, 2014. Net revenue in the Sagent US segment totaled $287.6 million, an increase of $7.2 million, or 3% as compared to $280.4 million for the year ended December 31, 2014. The launch of seven new codes or presentations of three products during 2015, contributed $6.4 million of the net revenue increase in 2015. Net revenue from our Omega segment totaled $30.7 million, an increase of $22.1 million, or 258%, as compared to $8.6 million for the year ended December 31, 2014, as we originally acquired Omega on October 1, 2014.

Cost of sales: Cost of sales for the year ended December 31, 2015 totaled $230.6 million, inclusive of $23.4 million of cost of sales incurred in our Omega segment, an increase of $27.7 million, or 14%, as compared to $202.8 million for the year ended December 31, 2014. Gross profit as a percentage of net revenue was 27.6%

for the year ended December 31, 2015, and 29.8% for the year ended December 31, 2014. Adjusted Gross Profit as a percentage of net revenue was 28.6% for the year ended December 31, 2015, and 31.6% for the year ended December 31, 2014. The decrease in gross profit as a percentage of net revenue is due primarily to the loss of a key oncolytic product supplied by Actavis during 2014 and the full year impact of purchased product rights amortization from our acquisition of Omega, partially offset by the benefit of $0.7 million from the receipt of payment from certain manufacturing partners for the settlement of certain supply issues. Cost of sales in the Sagent US segment totaled $207.1 million, an increase of $7.7 million, or 4.0%, as compared to $194 million for the year ended December 31, 2014. Cost of sales from our Omega segment totaled $23.4 million, an increase of $14.6 million, or 166%, as compared to 8.8 million for the year ended December 31, 2014, as we acquired Omega on October 1, 2014.

Product development: Product development expense for the year ended December 31, 2015 totaled $29.1 million, an increase of $2.3 million, or 9%, as compared to $26.8 million for the year ended December 31, 2014. Product development expense in the Sagent US segment totaled $25.7 million, a increase of $0.2 million, or 1%, as compared to $25.5 million for the year ended December 31, 2014. Product development expense for our Omega segment totaled $3.2 million, an increase of $2.3 million, or 258%, as compared to $0.9 million for the year ended December 31, 2014, as we originally acquired Omega on October 1, 2014.

As of December 31, 2015, our US new product pipeline included 67 ANDAs which we had filed, or licensed rights to, that were under review by the FDA and six ANDAs that have been recently approved and were pending commercial launch. We also had an additional 31 products under initial development at December 31, 2015. At December 31, 2015, our Omega segment had an additional 13 products in development or under review by the relevant regulatory authority, generally Health Canada.

Selling, general and administrative: Selling, general and administrative expenses for the year ended December 31, 2015, totaled $49.9 million, an increase of $6.7 million, or 16%, as compared to $43.2 million for the year ended December 31, 2014. Selling, general and administrative expenses in the Sagent US segment totaled $45.1 million, an increase of $3.4 million, or 8%, as compared to $41.7 million for the year ended December 31, 2014. The increase was primarily due to increased public company costs and an increase in non-cash employee-related stock compensation expense. Selling, general and administrative expenses for our Omega segment totaled $4.8 million, an increase of $3.3 million, or 216%, as compared to $1.5 million for the year ended December 31, 2014, as we originally acquired Omega on October 1, 2014. Selling, general and administrative expense as a percentage of net revenue was 16% and 15% for the year ended December 31, 2015 and 2014, respectively.

Acquisition-related costs: Acquisition-related costs for the year ended December 31, 2015 totaled $2.8 million, an increase of $1.7 million, or over 100%, as compared to $1.1 million for the year ended December 31, 2014. All acquisition-related costs were incurred in our Sagent US segment. Acquisition-related costs in 2015 related primarily to costs associated with the evaluation of various acquisition opportunities and the divestiture of SCP, while 2014 costs related to the October 1, 2014 acquisition of Omega.

Management transition costs: Management transition costs for the year ended December 31, 2015 totaled $5.3 million. The costs are primarily severance related charges following the retirement of our founder and Chief Executive Officer and resignation of our President, severance charges related to the elimination of certain other positions in the US and transition costs associated with our new Chief Executive Officer. No management transition costs were incurred in year ended December 31, 2014.

Equity in net income of joint ventures: Equity in net income of joint ventures for the year ended December 31, 2015 totaled $2.6 million, a decrease of $1.4 million, or 36%, as compared to $4.0 million for the year ended December 31, 2014, and was reported in our Sagent US segment. The decrease is the result of a decrease in sales of Sagent Agila products in 2015. Included in this amount are the following (amounts in thousands of dollars):

	Year Ended December 31,
	2015	2014
Earnings directly related to the sale of product	$(2,569)	$(3,160)
Product development costs	—	20
Gain on sale of products	—	(847)

Equity in net income of joint ventures	$(2,569)	$(3,987)

Impairment of SCP: In conjunction with our Board of Directors’ approval of a plan of sale related to SCP, management determined the estimated fair value less costs to sell SCP was lower than its carrying value, resulting in an impairment charge in 2015 of $45.2 million, recorded in our Sagent US segment.

Legal settlement: Legal settlement of $2.4 million for the year ended December 31, 2015 represents the $5.0 million settlement of our outstanding patent infringement lawsuit with Novartis, net of $1.5 million of recoveries from our manufacturing partners associated with the settlement and $1.1 million of acquired product licensing rights within our Sagent US segment.

Interest income and other income (expense), net: Interest income and other income (expense), net for the year ended December 31, 2015 totaled $2.8 million of expense, as compared to $0.7 million of expense in the year ended December 31, 2014. The increase in expense primarily relates to unrealized foreign exchange losses on intercompany financing, primarily related to the devaluation of the Canadian dollar versus the US dollar.

Interest expense: Interest expense for the year ended December 31, 2015 totaled $0.8 million, a decrease of $1.4 million, or 65%, as compared to $2.2 million for the year ended December 31, 2014. The decrease was primarily due to $1.1 million of deferred financing costs incurred in connection with the early termination our former SVB revolving loan facility in October 2014.

Provision (benefit) for income taxes: We recorded a benefit from income taxes of $26.2 million for the year ended December 31, 2015, as compared to a restated benefit of $20.8 million for the year ended December 31, 2014. In connection with the decision to sell SCP, we determined that SCP’s capital stock and the intercompany loans from our US parent company to SCP were impaired. We made tax elections to realize this value through deductions for worthless stock and bad debt totaling a one time permanent benefit of $30.0 million.

In the first quarter of 2014, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time in our history. As of December 31, 2014, we had cumulative domestic income over the prior three years, had completed eight consecutive quarters of domestic pre-tax earnings, and forecasted continued domestic profitability in future periods. Accordingly, we concluded that the valuation allowance previously recorded against our domestic net deferred tax assets should be released as of December 31, 2014, resulting in a restated net $23.8 million benefit in our provision for income taxes. We retained a full valuation allowance against our net deferred tax assets in SCP, given the history of losses in that entity. We recorded a $0.7 million benefit for income taxes in our Omega segment, primarily due to the reversal of deferred tax liabilities established during the accounting for the Omega acquisition.

Net income and net income per common share: The net loss for the year ended December 31, 2015 was $21.9 million, a decrease of $58.8 million as compared to restated net income of $37.0 million for the year ended December 31, 2014. Diluted net earnings per common share decreased by $1.80. The decrease in diluted net earnings per common share is due to the following factors:

Restated Diluted EPS for the year ended December 31, 2014	$1.13
Decrease in earnings	(1.80)
Decrease in diluted common shares outstanding	(0.00)

Diluted EPS for the year ended December 31, 2015	$(0.67)

Adjusted EBITDA: Adjusted EBITDA for the year ended December 31, 2015 was $29.7 million, a decrease of $2.6 million, or 8%, compared to adjusted EBITDA of $32.3 million for the year ended December 31, 2014. The decrease in Adjusted EBITDA is driven predominately by increased employee-related costs.

The following compares our consolidated results of operations for the year ended December 31, 2014 with those of the year ended December 31, 2013 (in thousands, except per share amounts):

	Year ended December 31,
	2014	2013	$ change	% change
	As Restated
Net revenue
Sagent US	$280,422	$244,750	$35,672	15%
Omega	8,561	—	8,561	n/m

Consolidated net revenue	$288,983	$244,750	$44,233	18%
Cost of sales	202,821	167,228	35,593	22%

Gross profit	86,162	77,522	8,640	11%
Gross profit as % of net revenue	29.8%	31.7%	31.7%
Operating expenses:
Product development	26,809	20,275	6,534	32%
Selling, general and administrative	43,227	36,198	7,029	19%
Acquisition-related costs	1,069	—	1,069	n/m
Equity in net income of joint ventures	(3,987)	(2,395)	1,592	66%

Total operating expenses	67,118	54,078	13,040	24%

Termination Fee	—	5,000	5,000	n/m
Gain on previously held equity interest	—	2,936	2,936	n/m

Income (loss) from operations
Sagent US	21,700	31,380	(9,680)	(31)%
Omega	(2,656)	—	(2,656)	n/m

Consolidated income from operations	19,044	31,380	(12,336)	(39)%
Interest income and other income (expense)	(678)	39	(717)	n/m
Interest expense	(2,188)	(930)	1,258	135%

Income before income taxes	16,178	30,489	(14,311)	(47)%
Provision (benefit) for income taxes	(20,773)	895	(21,668)	n/m

Net income	$36,951	$29,594	$7,357	25%

Net income per common share:
Basic	$1.16	$1.01	$0.15	15%
Diluted	$1.13	$0.99	$0.14	14%

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

Gain on previously held equity interest: As a result of the 2013 SCP Acquisition, our previously held equity interest was remeasured to fair value, resulting in a gain of $2.9 million reported as gain on previously held equity interest in the consolidated statements of operations. The gain includes $2.8 million reclassified from accumulated other comprehensive income, and previously recorded as currency translation adjustments.

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

Provision (benefit) for income taxes: We recorded a restated benefit from income taxes of $20.8 million for the year ended December 31, 2014, compared to a provision for income taxes of $0.9 million for the year ended December 31, 2013. In the first quarter of 2014, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time in our history. As of December 31, 2014, we had cumulative domestic income over the prior three years, had completed eight consecutive quarters of domestic pre-tax earnings, and forecasted continued domestic profitability in future periods. Accordingly, we concluded that the valuation allowance previously recorded against our domestic net deferred tax assets should be released as of December 31, 2014, resulting in a restated net $23.8 million benefit in our provision for income taxes. We have retained a full valuation allowance against our net deferred tax assets in SCP, given the history of losses in that entity. We recorded a $0.7 million benefit for income taxes in our Omega segment, primarily due to the reversal of deferred tax liabilities established during the accounting for the Omega acquisition.

Our provision for income taxes for the year ended December 31, 2013, was $0.9 million, representing the alternative minimum tax (“AMT”) payable in the United States for 2013. As we had recorded a full valuation allowance against our deferred tax assets as of December 31, 2013, our AMT payable was recorded as tax expense in 2013.

Net income and net income per common share: The restated net income for the year ended December 31, 2014 was $37.0 million, an increase of $7.4 million, or 25%, as compared to $29.6 million for the year ended December 31, 2013. Diluted net earnings per common share increased by $0.14. The increase in diluted net earnings per common share is due to the following factors:

Diluted EPS for the year ended December 31, 2013	$0.99
Increase in earnings	0.23
Increase in diluted common shares outstanding	(0.09)

Restated Diluted EPS for the year ended December 31, 2014	$1.13

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

Liquidity and Capital Resources

Funding Requirements

Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, launching the products that have been recently approved and are pending commercial launch or are pending approval as of December 31, 2015, successfully identifying and sourcing other new product opportunities, capital expansion at our Omega facility and further business development activity.

Based on our existing business plan, we expect that cash, cash equivalents and short-term investments, together with operating cash flows and borrowings available under our Amended Chase Agreement, will be sufficient to fund our planned operations, the continued development of our product pipeline, investments in working capital, joint venture distributions and capital expansion at our Omega facility, for at least the next 12 months. However, we may require additional funds in the event that we change our business plan, pursue additional strategic transactions, including the acquisition of businesses or products, or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the general economic climate, changes in the regulatory environment, the loss of or negative developments affecting key relationships with suppliers, group purchasing organizations or end-user customers or other unexpected developments that may have a material effect on the cash flows or results of operations of our business.

To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings or debt financings, which may not be available to us on terms we consider acceptable or at all. Our ability to raise additional funding, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future results of operations, our relative levels of debt and equity, the volatility and overall condition of the capital markets and the market prices of our securities. Debt financing, if available, may only be available to us on less favorable terms than our existing Chase credit facilities, including higher interest rates or greater exposure to interest rate risk. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders.

If additional funding is not available, we may be required to terminate, significantly modify or delay the development or commercialization of new products and may not be able to achieve the manufacturing potential of our Omega facility. We may elect to raise additional funds even before we need them if we believe that the conditions for raising capital are favorable.

Cash Flows

Overview

On December 31, 2015, cash, cash equivalents and short term investments totaled $49.0 million, working capital totaled $107.9 million and our current ratio (current assets to current liabilities) was approximately 2.2 to 1.0.

Sources and Uses of Cash

Operating activities: Net cash used in operating activities was $7.5 million for the year ended December 31, 2015, as compared to net cash provided by operating activities of $22.2 million for the year ended December 31, 2014 and $49.6 million for the year ended December 31, 2013. The reduction in cash provided by operations in 2015 is primarily due to the impacts of management transition, acquisition-related and legal settlement costs as well as increased investment in working capital, while the decrease in cash provided by operations in 2014 is primarily due to the $8.5 million reduction in Adjusted EBITDA and increased investment in working capital.

Investing activities: Net cash used in investing activities was $22.0 million in 2015, $0.9 million in 2014 and $97.2 million in 2013. The change in cash flows in 2015 is primarily related to $12.0 million used to acquire businesses, primarily the final installment payment for the SCP Acquisition, and $6.7 million of capital expenditures, primarily related to the construction of the new manufacturing line at Omega. The change in cash flows in 2014 is primarily related to $86.5 million used to acquire businesses, primarily Omega on October 1, 2014, offset by the redemption of available-for-sale securities, which were used to fund the Omega acquisition. The cash used in investing activities in 2013 is primarily related to the investment of $70.6 million of proceeds from our September 2013 secondary stock offering in short-term available-for-sale securities and $13.0 million paid related to the SCP Acquisition and product acquisitions from Sagent Agila during the year.

Financing activities: Net cash provided by financing activities was $3.5 million in 2015, compared to net cash used in financing activities of $7.6 million in 2014 and net cash provided by financing activities of $62.3 million in 2013. The change in cash flows in 2015 is primarily related to $9.3 million of proceeds from stock option exercises, partially offset by the repayment in full of borrowings from the National Bank of Canada (“NBC”) in January 2015. The change in cash flows in 2014 is primarily related to the repayment in full of borrowings from the Agricultural Bank of China (“ABC”) in January 2014. The cash used in financing activities in 2013 is primarily related to the $70.6 million of net proceeds received from our September 2013 secondary stock offering, partially offset by the repayment of $9.0 million of borrowings under the ABC Loans in November 2013.

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

Asset based revolving credit loan facility

On October 31, 2014, we entered into a credit agreement with Chase, (the “Chase Agreement”). The Chase Agreement provides for an $80.0 million asset based revolving credit loan facility, with availability subject to a borrowing base consisting of eligible cash, short-term investments, accounts receivable and inventory and the satisfaction of conditions precedent specified in the Chase Agreement. The Chase Agreement provides for an accordion feature, whereby we may increase the revolving commitment up to an additional $25.0 million subject to certain customary terms and conditions including pro forma compliance with a fixed charge coverage ratio (as defined in the Chase Agreement) of 1.00 to 1.00. The Chase Agreement matures on October 31, 2019, at which time all amounts outstanding will be due and payable. Borrowings under the Chase Agreement may be used for general corporate purposes, including funding working capital. Amounts drawn bear an interest rate equal to, at our option, either a Eurodollar rate plus 2.00% per annum or an alternative base rate plus 1.00% per annum. We also incur a commitment fee on undrawn amounts equal to 0.25% per annum.

The Chase Agreement is guaranteed by us and is secured by a lien on substantially all of our and our principal domestic subsidiary’s assets and any future domestic subsidiary guarantors’ assets. The Chase Agreement includes customary covenants and also imposes a financial covenant requiring compliance with a minimum fixed charge coverage ratio of 1.00 to 1.00 during certain covenant testing times triggered if availability under the Chase Agreement is below the greater of 10% of the revolving commitment and $8.0 million.

Loans under the Chase Agreement are secured by a lien on substantially all of our and our principal domestic operating subsidiary’s assets.

As of December 31, 2015, there were no borrowings outstanding under our Chase Agreement, and we were in compliance with all covenants. Total availability under our Chase Agreement was $79.9 million at December 31, 2015, which is subject to adjustment on a monthly basis under our borrowing base calculation.

On January 7, 2016, we amended and restated the Chase Agreement with Chase (the “Amended Chase Agreement”) by adding a Canadian tranche and joining Omega as a borrower. The Amended Chase Agreement adds a C$30.0 million term loan (including a delayed draw term loan) to fund, among other things, Omega’s construction of a facility in Quebec. The Amended Chase Agreement also adds a C$10.0 million revolving facility sublimit to the existing revolving facility, with the total revolving commitment amount remaining at $80.0 million. The applicable margins for the Canadian prime rate and Canadian Dollar Offered Rate (“CDOR”) revolving loans are the same as the base rate and Eurodollar rates for the U.S. revolving loans at 1.00% and 2.00%, respectively. The margins for the Canadian term loans are 1.25% and 2.25% for Canadian prime rate and CDOR, respectively. The commitment fee rate remains 0.25%. The fixed charge coverage ratio remains at 1.00x. The Canadian term loans are to be repaid in certain increments pursuant to the Amended Chase Agreement as the facility in Quebec is completed.

SVB asset based revolving loan facility

On February 13, 2012, we entered into a Loan and Security Agreement with SVB (the “SVB Agreement”). The SVB Agreement provided for a $40.0 million asset based revolving loan facility, with availability determined by a borrowing base consisting of eligible accounts receivable and inventory and subject to certain conditions precedent specified in the SVB Agreement. The SVB Agreement terminated on October 31, 2014, at which time all outstanding amounts became due and payable. Borrowings under the SVB Agreement could be used for general corporate purposes, including funding working capital. Amounts drawn bear an interest rate equal to, at our option, either a Eurodollar rate plus 2.50% per annum or an alternative base rate plus 1.50% per annum. We also pay a commitment fee on undrawn amounts equal to 0.30% per annum. During the continuance of an event of default, at SVB’s option, all obligations would bear interest at a rate per annum equal to 5.00% per annum above the otherwise applicable rate.

Loans under the SVB Agreement were secured by substantially all of our and our principal domestic operating subsidiary’s assets, other than our equity interests in our joint ventures and certain other limited exceptions.

The SVB Agreement contained various customary affirmative and negative covenants. The negative covenants restrict our ability to, among other things, incur additional indebtedness, create or permit to exist liens, make certain investments, dividends and other payments in respect of capital stock, sell assets or otherwise dispose of our property, change our lines of business, or enter into a merger or acquisition, in each case, subject to thresholds and exceptions as set forth in the SVB Agreement. The financial covenants in the original SVB Agreement are limited to maintenance of a minimum adjusted quick ratio and a minimum free cash flow. The SVB Agreement also contains customary events of default, including non-payment of principal, interest and other fees after stated grace periods, violations of covenants, material inaccuracy of representations and warranties, certain bankruptcy and liquidation events, certain material judgments and attachment events, cross-default to other debt in excess of a specified amount and material agreements, failure to maintain certain material governmental approvals, and actual or asserted invalidity of subordination terms, guarantees and collateral, in each case, subject to grace periods, thresholds and exceptions as set forth in the SVB Agreement.

In September 2013, we entered into the Second Loan Modification Agreement (the “Second Modification Agreement”) to the SVB Agreement. The Second Modification Agreement made certain amendments to the SVB Agreement, including: modifying the calculation methodology of the borrowing base that is used to determine our borrowing availability; eliminating the covenant to maintain a specified level of free cash flow in quarters where we maintain eligible cash balances of $30.0 million or greater and modifying the covenant for the adjusted quick ratio to be tested at the end of each month; and providing us additional flexibility to make certain investments. The Second Modification Agreement did not amend the term of the SVB Agreement, the maximum availability under the SVB Agreement, or the interest rate applicable to amounts drawn under the SVB Agreement.

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

The Omega credit facilities are subject to certain restrictions, including the obligation to maintain certain financial ratios. In January 2015, we repaid in full all outstanding amounts ($5.6 million) under the Omega operating credit facility, the Omega demand loan and the Omega decreasing revolving credit facility, and the loan contracts were terminated.

In addition to the above, Omega had five mortgage loans with the BDC (collectively the “Omega mortgages”) which we assumed in connection with the acquisition. The Omega mortgages, which require monthly installments and which are secured by specific Omega buildings and equipment, range in amount from C$0.1 million to C$1.3 million ($0.1 million to $1.1 million as of the acquisition date) and bear interest at the lender’s prime rate (5% as of the acquisition date) plus a premium ranging from 0% - 1.5%. The Omega mortgages mature at various times from August 2019 through November 2036. In January 2016, in connection with entering the Amended Chase Agreement, we repaid the Omega mortgages in full, and refinanced them under the Chase term loan.

Aggregate Contractual Obligations:

The following table summarizes our long-term contractual obligations and commitments as of December 31, 2015.

	Payments due by period
Contractual obligations(1)	Total	Less than one year	1-3 years	3-5 years	More than five years
Long-term debt obligations(2)	$1,623	$—	$—	$1,623	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations(3)	2,892	805	1,017	936	134
Purchase obligations	—	—	—	—	—
Contingent contractual payments(4)	27,721	18,037	7,850	769	1,065

	$32,236	$18,842	$8,867	$3,328	$1,199

(1)	We had no material purchase commitments, individually or in the aggregate, under our manufacturing and supply agreements.
(2)

No amounts were drawn under the Chase Agreement at December 31, 2015. Includes amounts due under Omega facilities assuming period-end foreign exchange rates. We repaid and refinanced the Omega mortgages in January 2016 ($1.6 million).

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

Off-Balance Sheet Arrangements

At December 31, 2015, we were not party to any off-balance sheet arrangements, nor have we created any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. With the exception of operating leases, we do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into or disclosed on our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

The revolving loan facility under our Chase Agreement and substantially all of Omega’s debt facilities bear floating interest rates that are tied to LIBOR or an alternate base rate, and therefore, our statements of operations and our cash flows are exposed to changes in interest rates. Based on the amounts outstanding at December 31, 2015, a one percentage point increase in LIBOR would increase our ongoing interest expense by $0.1 million per year, and a 10% strengthening of the Canadian dollar relative to the US dollar, would increase our ongoing interest expense by less than $0.1 million per year. We historically have not engaged in hedging activities related to our interest rate or foreign exchange risks.

At December 31, 2015, we had cash and cash equivalents, and short-term investments of $29.0 million and $20.1 million, respectively. Our cash and cash equivalents are held primarily in cash and money market funds, and our short-term investments are held primarily in corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Sagent Pharmaceuticals, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2015	2014 (As restated)
Assets
Current assets:
Cash and cash equivalents	$28,962	$55,633
Short-term investments	20,060	18,473
Accounts receivable, net of chargebacks and other deductions	51,425	42,780
Inventories, net	76,453	61,781
Due from related party	2,678	2,156
Prepaid expenses and other current assets	7,388	5,560
Assets held for sale	4,626	—

Total current assets	191,592	186,383
Property, plant, and equipment, net	19,761	71,153
Investment in joint ventures	7,108	4,539
Goodwill	25,184	28,155
Intangible assets, net	53,166	65,575
Non-current deferred tax assets	50,808	23,778
Other assets	2,113	375

Total assets	$349,732	$379,958

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$43,703	$32,710
Due to related party	13,754	8,079
Accrued profit sharing	7,582	10,684
Accrued liabilities	15,706	19,346
Current portion of deferred purchase consideration	—	8,725
Current portion of long-term debt	—	508
Notes payable	—	5,499
Liabilities held for sale	2,910	—

Total current liabilities	83,655	85,551

Long term liabilities:
Long-term debt	1,623	1,945
Deferred income taxes	12,021	15,706
Other long-term liabilities	1,340	2,954

Total liabilities	98,639	106,156

Stockholders’ equity:
Common stock – $0.01 par value, 100,000,000 authorized, and 32,801,896 and 31,976,661 outstanding at December 31, 2015 and December 31, 2014, respectively	328	320
Additional paid-in capital	367,235	353,962
Accumulated other comprehensive income (loss)	(17,482)	(3,374)
Accumulated deficit	(98,988)	(77,106)

Total stockholders’ equity	251,093	273,802

Total liabilities and stockholders’ equity	$349,732	$379,958

See accompanying notes to consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended December 31,
	2015	2014 (As restated)	2013
Net revenue	$318,296	$288,983	$244,750
Cost of sales	230,557	202,821	167,228

Gross profit	87,739	86,162	77,522
Operating expenses:
Product development	29,145	26,809	20,275
Selling, general and administrative	49,931	43,227	36,198
Acquisition-related costs	2,838	1,069	—
Management transition	5,310	—	—
Equity in net income of joint ventures	(2,569)	(3,987)	(2,395)

Total operating expenses	84,655	67,118	54,078

Impairment of SCP long-lived assets	45,158	—	—
Legal Settlement	2,447	—	—
Termination fee	—	—	5,000
Gain on previously held equity interest	—	—	2,936

Income (loss) from operations	(44,521)	19,044	31,380
Interest income and other income (expense)	(2,790)	(678)	39
Interest expense	(770)	(2,188)	(930)

Income (loss) before income taxes	(48,081)	16,178	30,489
Provision (benefit) for income taxes	(26,199)	(20,773)	895

Net income (loss)	$(21,882)	$36,951	$29,594

Net income (loss) per common share:
Basic	$(0.67)	$1.16	$1.01
Diluted	$(0.67)	$1.13	$0.99
Weighted-average shares used to compute net income (loss) per common share:
Basic	32,439	31,882	29,213
Diluted	32,439	32,745	29,937

See accompanying notes to consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year ended December 31,
	2015	2014 (As restated)	2013
Net income (loss)	$(21,882)	$36,951	$29,594
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(14,080)	(3,830)	790
Reclassification of cumulative currency translation gain	—	—	(2,782)
Unrealized gains (losses) gains on available for sale securities	(28)	(31)	(21)

Total other comprehensive income (loss), net of tax	(14,108)	(3,861)	(2,013)

Comprehensive income (loss)	$(35,990)	$33,090	$27,581

See accompanying notes to consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital (As Restated)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit (As Restated)	Total
	Shares	Amount
Balance as of January 1, 2013	28,116,489	$281	$272,725	$2,500	$(143,651)	$131,855
Issuance of common stock	3,542,470	36	70,544	—	—	70,580
Exercise of stock options	130,389	1	716	—	—	717
Stock compensation expense	—	—	5,293	—	—	5,293
Comprehensive income (loss)				(2,013)	29,594	27,581

Balance as of December 31, 2013	31,789,348	$318	$349,278	$487	$(114,057)	$236,026
Exercise of stock options	178,313	2	1,021	—	—	1,023
Stock compensation expense	—	—	2,683	—	—	2,683
Tax benefit from stock exercises	—	—	980	—	—	980
Comprehensive income (loss)				(3,861)	36,951	33,090

Balance as of December 31, 2014 (As restated)	31,976,661	$320	$353,962	$(3,374)	$(77,106)	$273,802
Exercise of stock options	825,235	8	9,345			9,353
Stock compensation expense			3,836			3,836
Tax benefit from stock exercises	—	—	92	—	—	92
Comprehensive income (loss)				(14,108)	(21,882)	(35,990)

Balance as of December 31, 2015	32,801,896	$328	$367,235	$(17,482)	$(98,988)	$251,093

See accompanying notes to consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2015	2014 (As restated)	2013
Cash flows from operating activities
Net income (loss)	$(21,882)	$36,951	$29,594
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,681	9,524	7,074
Stock-based compensation	3,836	2,683	5,293
Equity in net income of joint ventures	(2,569)	(3,987)	(2,395)
Dividends from unconsolidated joint ventures	—	1,511	4,318
Gain on previously held equity interest	—	—	(2,936)
Deferred income taxes, net	(28,025)	(23,732)
Impairment charge	45,158	—	—
Other	1,117	(1,180)	(115)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(9,250)	(16,442)	8,578
Inventories, net	(20,564)	(1,713)	3,053
Prepaid expenses and other current assets	(2,571)	2,171	(3,466)
Due from related party	(522)	(1,208)	(6,924)
Accounts payable and other accrued liabilities	14,068	17,621	7,477

Net cash provided by (used in) operating activities	(7,523)	22,199	49,551

Cash flows from investing activities
Capital expenditures	(6,711)	(4,242)	(1,103)
Acquisition of business, net of cash acquired	(11,785)	(86,467)	(12,996)
Purchases of investments	(13,212)	(87,171)	(275,198)
Sale of investments	11,420	181,352	196,728
Purchase of product rights	(1,707)	(4,404)	(5,174)
Other	—	—	586

Net cash (used in) provided by investing activities	(21,995)	(932)	(97,157)

Cash flows from financing activities
Increase (reduction) in short-term borrowings	(5,189)	1,152	—
Repayment of long-term debt	(471)	(10,420)	(8,961)
Proceeds from issuance of common stock, net of issuance costs	9,345	1,023	71,247
Payment of deferred financing costs	(274)	(285)	(28)
Excess tax benefits on stock option exercises	92	980

Net cash (used in) provided by financing activities	3,503	(7,550)	62,258

Effect of exchange rate movements in cash	(656)	(416)	(7)

Net increase (decrease) in cash and cash equivalents	(26,671)	13,301	14,645
Cash and cash equivalents, at beginning of period	55,633	42,332	27,687

Cash and cash equivalents, at end of period	$28,962	$55,633	$42,332

Supplemental disclosure of cash flow information
Acquisition of property, plant and equipment in accounts payable	$(856)	$934	$—
Cash paid for interest	$414	$1,361	$652
Cash paid for taxes	$4,340	$2,555	$—

See accompanying notes to consolidated financial statements

Sagent Pharmaceuticals, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(amounts in thousands)

Note 1. Summary of Significant Accounting Policies:

Nature of Operations

Sagent Pharmaceuticals, Inc. (“Sagent”, “we”, “us” or “our”) is a leading provider of affordable pharmaceuticals to the hospital market, which we sell primarily throughout North America. We completed our initial public offering (“IPO”) on April 26, 2011. In connection with our IPO, we incorporated (the “Reincorporation”) in Delaware as Sagent Pharmaceuticals, Inc. Prior to the Reincorporation, we were a Cayman Islands company, and our corporate name was Sagent Holding Co. (“Sagent Holding”). Our products are typically sold to pharmaceutical wholesale companies which then distribute the products to end-user hospitals, long-term care facilities, alternate care sites, and clinics. The injectable pharmaceutical marketplace is comprised of end users who have relationships with group purchasing organizations (GPOs) or specialty distributors that focus on a particular therapeutic class. GPOs enter into product purchasing agreements with Sagent and other pharmaceutical suppliers for products in an effort to secure favorable drug pricing on behalf of their end-user members.

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

On October 1, 2014, we, through our wholly-owned subsidiary, Sagent Acquisition Corp., a Canadian company, acquired all of the issued and outstanding shares of the capital stock of 7685947 Canada Inc., and its subsidiary, Omega Laboratories Limited (collectively, “Omega”), a privately held Canadian pharmaceutical and specialty healthcare products company for C$92.8 million ($82.7 million). As a result of the completion of the transaction, Omega became a wholly-owned subsidiary of the Company effective October 1, 2014.

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

On December 29, 2015, our Board of Directors authorized us to proceed with a sale of all of the Company’s ownership interests in SCP. Following this decision, we have classified SCP as held for sale in our Consolidated Balance Sheet as of December 31, 2015.

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

Foreign Currencies

We translate the results of operations of our foreign subsidiaries using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. We record currency translation adjustments as a component of equity. Transaction gains and losses are recorded in interest income and other in the statements of operations, and were $2,838 and $1,075 of transaction losses in the year ended December 31, 2015 and 2014, respectively. Transaction gains and losses were not significant for the year ended December 31, 2013.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents and other current monetary assets and liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.

Cash and Cash Equivalents

These amounts are stated at cost, which approximates fair value. At December 31, 2015, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances. The majority of our funds at December 31, 2015 were maintained at stable financial institutions, in amounts in excess of federally insured limits. This represents a concentration of credit risk. We have not experienced any losses on our deposits of cash and cash equivalents to date.

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

Deferred Financing Costs

Deferred financing costs related to the issuance of debt are amortized using the straight-line method over the term of the related debt instrument, which approximates the effective interest method. We capitalized deferred financing costs of $274 in 2015 in connection with our amended and restated senior secured credit facility with Chase (the “Amended Chase Agreement”) and $285 in 2014 in connection with our new revolving loan credit facility with Chase (the “Chase Agreement”). Deferred financing costs are recorded within Other Assets on our consolidated balance sheets, as there are no outstanding balances related to these loans, and totaled $468 and $275 at December 31, 2015 and 2014, respectively.

Impairment of Long-Lived Assets

We evaluate long-lived assets, including intangible assets with definite lives, for impairment whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected future undiscounted cash flows, in addition to other quantitative and qualitative analyses. Judgments made by management related to the expected useful lives of long-lived assets and the ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as changes in economic conditions and changes in operating performance. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. We recorded an impairment charge within cost of sales of $200 related to one product license right in the year ended December 31, 2014. In December 2015, we recorded an impairment charge within operating expense of $45,158 related to classifying SCP as held for sale.

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

Once a product receives regulatory approval, we record any contractual payments for the license to sell the developed product as an intangible asset to be amortized on a straight-line basis as a component of cost of sales over the shorter of the related license period or the estimated life of the acquired product. At December 31, 2015, the amortization period for intangible assets arising from approved products ranges from four to six years with a weighted-average period prior to the next renewal or extension of 4.3 years. We make the determination whether to capitalize or expense amounts related to the development of new products and technologies through agreements with third parties based on our ability to recover our cost in a reasonable period of time, generally the initial license term, from the estimated future cash flows anticipated to be generated pursuant to each agreement.

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

Certain amounts paid to third parties related to the development of new products and technologies are capitalized and included within intangible assets. We determine the estimated fair values of certain intangible assets with definitive lives utilizing valuations performed by management at the time of their acquisition, based on anticipated future cash flow activity.

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

Definite-lived intangible assets are amortized over their estimated useful lives and evaluated for impairment on a quarterly basis as long-lived assets.

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

Advertising and Promotion Expense

All advertising and promotion costs are expensed as selling, general, and administrative expenses when incurred. Total direct advertising and promotion expense incurred was $1,173, $1,112, and $766 for the years ended December 31, 2015, 2014 and 2013, respectively.

Income Taxes

Provisions for federal, state and foreign taxes are calculated based on pre-tax earnings at currently enacted tax rates.

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

Our total chargeback accrual was $48,588 and $63,088 at December 31, 2015 and 2014, respectively, and is included as a reduction of accounts receivable. Our total chargeback expense was $318,605, $403,493, and $300,835 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Our total accrual for cash discounts was $3,917 and $2,440 at December 31, 2015 and 2014, respectively, and is included as a reduction of accounts receivable.

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

Our total accrual for returns and credits was $7,042 and $15,860 at December 31, 2015 and 2014, respectively, and is included as a reduction of accounts receivable.

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

We use the Black-Scholes option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire stock granted under the stock participation plan. Stock-based compensation expense was $3,836, $2,683 and $5,293 for the years ended December 31, 2015, 2014 and 2013, respectively.

Recently Adopted and Pending Accounting Standards

In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB approved a one year deferral to the new revenue guidance, and we are therefore required to adopt the new guidance on January 1, 2018 using one of the two prescribed retroactive methods. We are evaluating the impact of the amended revenue recognition guidance on our consolidated financial statements.

In February 2015, the FASB issued amended guidance on the model used to evaluate whether certain legal entities should be consolidated. This guidance is effective for the Company in the first quarter of 2017. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on our financial statements.

In April 2015, the FASB issued amended guidance, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim periods beginning after December 15, 2015. Adoption of this guidance in the first quarter 2016, is not expected to have a material impact on our financial statements.

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

In November 2015, the FASB issued guidance that requires all deferred tax assets and liabilities to be presented as non-current in a classified statement of financial position. We are required to adopt this guidance by the first quarter of 2017, with early adoption permitted. We have adopted this guidance in our Consolidated Balance Sheet as of December 31, 2015 and retrospectively for December 31, 2014. Adoption of this standard resulted in the reclassification of $12,135 of current deferred tax assets to long term deferred tax assets at December 31, 2014.

In February 2016, the FASB issued lease guidance, which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. Accounting by lessors will remain largely unchanged from current U.S. generally accepted accounting principles. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.

Note 2. Restatement:

We have restated our financial statements for the year ended December 31, 2014 for the correction of errors primarily related to our previous tax filing position relating to SCP during the time SCP was 50% owned and prior to our acquisition of 100% ownership of SCP in June 2013. The error resulted in our incorrectly claiming net operating loss carryforward benefits in the U.S. related to SCP, resulting in an overstatement of deferred tax asset, for which there was a full valuation allowance reserve. In December 2014, we concluded that the valuation allowance against our net U.S. deferred tax assets was no longer required, based on our then recent income and projections of sustained profitability. As a result, we released the allowance in full, including $2,538 related to net operating loss carryforward benefits recognized as a result of the incorrect SCP tax filing position, which resulted in the improper recognition of net income in the year ended December 31, 2014.

We also corrected individually immaterial adjustments as part of this restatement related to the overstatement of federal and state net operating losses. The correction of errors resulted in a reduction of $2,930 to net income, or $0.09 per diluted share, for the year ended December 31, 2014.

The account balances labeled “As Reported” in the following tables for the year ended December 31, 2014 represent the previously reported financial statements as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The effects of these prior period errors on the consolidated financial statements after the retrospective adoption of deferred tax asset and liability presentation guidance as described in Note 1, are as follows:

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended December 31, 2014
	As reported	Adjustments	As restated
Net revenue	$288,983	$—	$288,983
Cost of sales	202,821	—	202,821

Gross profit	86,162	—	86,162
Operating expenses:
Product development	26,809	—	26,809
Selling, general and administrative	43,227	—	43,227
Acquisition-related costs	1,069	—	1,069
Equity in net income of joint ventures	(3,987)	—	(3,987)

Total operating expenses	67,118	—	67,118

Income (loss) from operations	19,044	—	19,044
Interest income and other income (expense)	(678)	—	(678)
Interest expense	(2,188)	—	(2,188)

Income (loss) before income taxes	16,178	—	16,178
Provision (benefit) for income taxes	(23,703)	2,930	(20,773)

Net income (loss)	$39,881	$(2,930)	$36,951

Net income (loss) per common share:
Basic	$1.25	$(0.09)	$1.16
Diluted	$1.22	$(0.09)	$1.13
Weighted-average of shares used to compute net income (loss) per common share:
Basic	31,882	—	31,882
Diluted	32,745	—	32,745

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year ended December 31, 2014
	As reported	Adjustments	As restated
Net income (loss)	$39,881	$(2,930)	$36,951
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(3,830)	—	(3,830)
Unrealized gains (losses) gains on available for sale securities	(31)	—	(31)

Total other comprehensive income (loss), net of tax	(3,861)	—	(3,861)

Comprehensive income (loss)	$36,020	$(2,930)	$33,090

Consolidated Balance Sheet

(in thousands, except per share amounts)

	As of December 31, 2014
	As reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$55,633	$—	$55,633
Short-term investments	18,473	—	18,473
Accounts receivable, net of chargebacks and other deductions	42,780	—	42,780
Inventories, net	61,781	—	61,781
Due from related party	2,156	—	2,156
Prepaid expenses and other current assets	5,560	—	5,560

	186,383	—	186,383
Property, plant, and equipment, net	71,153	—	71,153
Investment in joint ventures	4,539	—	4,539
Goodwill	28,155	—	28,155
Intangible assets, net	65,575	—	65,575
Non-current deferred tax assets	25,308	(1,530)	23,778
Other assets	375	—	375

Total assets	$381,488	$(1,530)	$379,958

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,710	$—	$32,710
Due to related party	8,079	—	8,079
Accrued profit sharing	10,684	—	10,684
Accrued liabilities	19,346	—	19,346
Current portion of deferred purchase consideration	8,725	—	8,725
Current portion of long-term debt	508	—	508
Notes payable	5,499	—	5,499

Total current liabilities	85,551	—	85,551

Long term liabilities:
Long-term debt	1,945	—	1,945
Deferred income taxes	15,706	—	15,706
Other long-term liabilities	2,534	420	2,954

Total liabilities	105,736	420	106,156

Stockholders’ equity:
Common stock – $0.01 par value, 100,000,000 authorized, and 32,801,896 and 31,976,661 outstanding at December 31, 2015 and December 31, 2014, respectively	320	—	320
Additional paid-in capital	352,982	980	353,962
Accumulated other comprehensive income (loss)	(3,374)	—	(3,374)
Accumulated deficit	(74,176)	(2,930)	(77,106)

Total stockholders’ equity	275,752	(1,950)	273,802

Total liabilities and stockholders’ equity	$381,488	$(1,530)	$379,958

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	As reported	Adjustments	As restated
Cash flows from operating activities
Net income (loss)	$39,881	$(2,930)	$36,951
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,524	—	9,524
Stock-based compensation	2,683	—	2,683
Equity in net income of joint ventures	(3,987)	—	(3,987)
Dividends from unconsolidated joint ventures	1,511	—	1,511
Gain on previously held equity interest	—	—	—
Deferred income taxes, net	(26,242)	2,510	(23,732)
Other	(200)	(980)	(1,180)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(16,442)	—	(16,442)
Inventories, net	(1,713)	—	(1,713)
Prepaid expenses and other current assets	2,171	—	2,171
Due from related party	(1,208)	—	(1,208)
Accounts payable and other accrued liabilities	17,201	420	17,621

Net cash provided by (used in) operating activities	23,179	(980)	22,199

Cash flows from investing activities
Capital expenditures	(4,242)	—	(4,242)
Acquisition of business, net of cash acquired	(86,467)	—	(86,467)
Purchases of investments	(87,171)	—	(87,171)
Sale of investments	181,352	—	181,352
Purchase of product rights	(4,404)	—	(4,404)
Other	—	—	—

Net cash (used in) provided by investing activities	(932)	—	(932)

Cash flows from financing activities
Increase (reduction) in short-term borrowings	1,152	—	1,152
Repayment of long-term debt	(10,420)	—	(10,420)
Proceeds from issuance of common stock, net of issuance costs	1,023	—	1,023
Payment of deferred financing costs	(285)	—	(285)
Excess tax benefits on stock option exercises	—	980	980

Net cash (used in) provided by financing activities	(8,530)	980	(7,550)

Effect of exchange rate movements in cash	(416)	—	(416)

Net increase (decrease) in cash and cash equivalents	13,301	—	13,301
Cash and cash equivalents, at beginning of period	42,332	—	42,332

Cash and cash equivalents, at end of period	$55,633	$—	$55,633

Supplemental disclosure of cash flow information
Acquisition of property, plant and equipment in accounts payable	$934	$—	$934
Cash paid for interest	$1,361	$—	$1,361
Cash paid for taxes	$2,555	$—	$2,555

Note 3. Assets Held for Sale:

On December 29, 2015, the Board of Directors authorized us to proceed with a sale of all of the Company’s interests in SCP. As of December 31, 2015, SCP is reported as held for sale in our Consolidated Balance Sheet. In conjunction with the decision to proceed with the sale of SCP we assessed the long-lived assets for impairment and determined their carrying value was higher than the fair value less cost to sell the related assets. Fair value was determined based on a level 3 measurement, for which limited market data existed. As such, we recorded an impairment charge of $45,158 in the year ended December 31, 2015. This charge is included in Impairment of SCP long-lived assets in the Consolidated Statement of Operations. Condensed balance sheet information of SCP as of December 31, 2015 is presented below.

December 31, 2015
Condensed balance sheet information
Accounts receivable, net	8
Inventories, net	3,529
Property, plant, and equipment, net	500
Other assets	589

Total assets of SCP as held for sale in the Balance Sheet	$4,626

Accounts payable	$722
Accrued liabilities	1,876
Other liabilities	312

Total liabilities of SCP as held for sale in the Balance Sheet	$2,910

On February 3, 2016, the Company entered into a Share Purchase Agreement whereby Hong Kong King-Friend Pharmaceutical Co., Ltd., a subsidiary of Nanjing King-Friend Pharmaceutical Co., Ltd., (“NKF”) will acquire 100% of the outstanding shares of SCP in exchange for $500. We expect this transaction to close in the second quarter of 2016, at which time SCP will cease to be a subsidiary of the Company.

In connection with the closing of the transaction, we may incur additional charges related to employee severance, cumulative currency translation adjustments or transferred working capital that is not recovered through operations subsequent to December 31, 2015.

Note 4. Acquisitions:

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

We recorded goodwill of $22,842 due to synergies achieved by having control over the products and manufacturing at Omega. We increased goodwill in 2015 by $649 to reflect the final allocation of in-process research and development and post-closing adjustments.

Omega’s revenues of $8,561 and losses of $2,126 from the date of acquisition are included in the Company’s consolidated results for the year ended December 31, 2014.

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

Year Ended December 31,
2014
(As Restated)
Condensed statement of operations information
Net revenues	$312,853
Net income	35,462
Diluted income per common share	$1.08

Remaining equity interest of SCP

On April 30, 2013, we entered into a Share Purchase Agreement with Chengdu Kanghong Pharmaceuticals (Group) Co. Ltd. (“CKT”) to acquire CKT’s 50% equity interest in KSCP for $25,000, payable in installments through September 2015. The SCP Acquisition closed on June 4, 2013, following approval by the Chengdu Hi-Tech Industrial Development Zone Bureau of Investment Services. Concurrent with the closing of the SCP Acquisition, we paid $10,000 of the aggregate purchase consideration, and recorded a liability of $13,836 representing the fair value of our future payments as of the acquisition date to CKT under the terms of the Share Purchase Agreement. In December 2013 and September 2014, we paid $2,500 and $3,500, respectively, of the installment payment obligation. As of December 31, 2014, a final installment payment remained of $9,000, which was paid in September 2015.

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

The following unaudited pro forma financial information reflects the consolidated results of operations of Sagent as if the SCP acquisition had taken place on January 1, 2013. The pro forma information includes acquisition and integration expenses. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

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

The fair value of identifiable assets acquired and liabilities assumed for Mesna and Acetylcysteine is shown in the table below:

(in thousands)
Definite-lived intangible asset	$2,180
In-process research and development	1,220

Total allocation of fair value	$3,400

Note 5. Investments

Our investments at December 31, 2015 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Carrying value	Cash and cash equivalents	Short term investments
Assets
Cash	$15,124	$—	$—	$15,124	$15,124	$—
Money market funds	13,838	—	—	13,838	13,838	—
Corporate bonds and notes	20,128	—	(68)	20,060	—	20,060

	$49,090	$—	$(68)	$49,022	$28,962	$20,060

Our investments at December 31, 2014 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Carrying value	Cash and cash equivalents	Short term investments
Assets
Cash	$42,494	$—	$—	$42,494	$42,494	$—
Money market funds	13,139	—	—	13,139	13,139	—
Corporate bonds and notes	18,513	1	(41)	18,473	—	18,473

	$74,146	$1	$(41)	$74,106	$55,633	$18,473

Investments with continuous unrealized losses for less than twelve months and their related fair values were as follows:

	December 31, 2015		December 31, 2014
	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate bonds and notes	20,060	(68)	16,468	(41)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Because we do not intend to sell these investments, and it is not more likely than not that we will be required to sell our investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2015 or 2014.

The original cost and estimated current fair value of our fixed-income securities as of December 31, 2015 are set forth below.

	Cost basis	Estimated fair value
Due in one year or less	$9,417	$9,406
Between one and five years	10,710	10,654

Note 6. Accounts Receivable and Concentration of Credit Risk

We typically establish multi-year contractual agreements with GPOs and individual hospital groups to offer our products to end-user customers. As is common in the pharmaceutical industry, a significant amount of our pharmaceutical products are sold to end users under these GPO contracts through a relatively small number of drug wholesalers. Three wholesalers collectively represented approximately 78%, 85%, and 84% of our consolidated net revenue in 2015, 2014 and 2013, respectively, and represented approximately 89% and 90% of our consolidated accounts receivable at December 31, 2015 and 2014, respectively. To help control our credit exposure, we routinely monitor the creditworthiness of customers, review outstanding customer balances, and record allowances for bad debts as necessary. Historical credit loss has not been significant. We had a reserve of $43 and $1,433 for bad debts as of December 31, 2015 and 2014, respectively. We do not require collateral.

Note 7. Inventories

Inventories at December 31, 2015 and 2014 were as follows:

	December 31, 2015			December 31, 2014
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory
Raw materials	$4,855	2,800	7,655	$10,203	$2,848	$13,051
Work in process	433	—	433	2,012	—	2,012
Finished goods	73,365	—	73,365	49,960	—	49,960
Inventory reserve	(5,000)	—	(5,000)	(3,242)	—	(3,242)

	$73,653	2,800	76,453	$58,933	$2,848	$61,781

We have $2,800 of pre-launch inventory, predominately active pharmaceutical ingredient related to Iron Sucrose, recorded in raw material inventory as of December 31, 2015. In December 2015, we received a Complete Response Letter (“CRL”) from the US FDA related to our ANDA for Iron Sucrose regarding our pending ANDA. We are evaluating the CRL to determine our response and the impact that the CRL may have on the ultimate commercialization of the product. Depending on the outcome of the CRL response, we may change our plans regarding this inventory, which may result in our not realizing its full value. We expect the outcome of this process to be resolved in 2016.

Note 8. Property, plant and equipment

Property, plant and equipment at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Land and land improvements	$1,102	$3,519
Buildings and improvements	6,713	26,605
Machinery, equipment, furniture and fixtures, and software	9,233	42,124
Construction in process	6,535	6,175

	23,583	78,423
Less: accumulated depreciation	(3,822)	(7,270)

	$19,761	$71,153

Depreciation expense was $5,815, $4,355, and $1,620 in the years ended December 31, 2015, 2014 and 2013, respectively. In 2014, we acquired C$16,050 ($14,307) of property plant and equipment in connection with the Omega acquisition.

Note 9. Investment in Sagent Agila

We account for our 50% interest in Sagent Agila under the equity method of accounting. Under the equity method of accounting, our share of income or loss was recorded as “equity in net income of joint ventures” in the consolidated statements of operations.

Changes in the carrying value of Sagent Agila consist of the following:

	December 31,
	2015	2014
Investment in Sagent Agila at beginning of year	$4,539	$2,063
Equity in net income of Sagent Agila	2,569	3,987
Dividend paid	—	(1,511)

Investment in Sagent Agila at end of year	$7,108	$4,539

Condensed statement of operations and balance sheet information of Sagent Agila is presented below. All amounts are presented in accordance with accounting principles generally accepted in the United States.

	Year Ended December 31,
	2015	2014	2013
Condensed statement of operations information
Net revenues	$9,063	$8,093	$16,927
Gross profit	5,140	6,321	5,454
Net income	5,138	7,975	8,440

	December 31,
	2015	2014
Condensed balance sheet information
Current assets	$17,036	$11,333
Noncurrent assets	303	360

Total assets	$17,339	$11,693

Current liabilities	$3,144	$2,636
Long-term liabilities	—	—
Stockholders’ equity	14,195	9,057

Total liabilities and stockholders’ equity	$17,339	$11,693

Note 10. Goodwill and Intangible assets, net

Goodwill by reportable segment at December 31, 2015 and 2014 was as follows:

	2015	2014
Sagent US	$6,038	$6,038
Omega	19,146	22,117

Goodwill	$25,184	$28,155

The decrease in goodwill during 2015 reflects a $3,620 reduction related to the Omega acquisition due to foreign currency translation impact and a $649 increase for final post-closing adjustments, consisting of an $864 increase following the final purchase accounting allocation to in-process research and development and a $215 reduction following the final post-closing working capital adjustment. The increase in goodwill for 2014 reflects $22,842 related to the Omega acquisition less $725 due to foreign currency translation impact. There were no reductions of goodwill relating to impairments.

Intangible assets at December 31, 2015 and 2014 were as follows:

	December 31, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$4,533	(2,998)	1,535	$4,707	$(2,878)	$1,829
Product development rights	2,890	—	2,890	4,191	—	4,191
Purchased product rights and other	46,238	(5,087)	41,151	51,245	(1,375)	49,870

Total definite-lived intangible assets	53,661	(8,085)	45,576	60,143	(4,253)	55,890
In-process research and development (IPR&D)	7,590	—	7,590	9,685	—	9,685

Total intangible assets	$61,251	$(8,085)	$53,166	$69,828	$(4,253)	$65,575

Movements in intangible assets were due to the following:

	2015
	Product licensing rights	Product development rights	Purchased product rights and other	IPR&D
Balance at January 1	$1,829	$4,191	$49,870	$9,685
Acquisition of product rights	100	1,607	3,000	(864)
Amortization	(394)	(2,908)	(4,183)	—
Foreign currency movements	—	—	(7,536)	(1,231)

Balance at December 31	$1,535	$2,890	$41,151	$7,590

	2014
	Product licensing rights	Product development rights	Purchased product rights and other	IPR&D
Balance at January 1	$1,690	$3,252	$2,164	$1,220
Acquisition of product rights	946	2,576	—	—
Sagent Agila product acquisitions	—	—	720	1,040
Omega acquisition	—	—	49,918	7,666
Amortization	(807)	(1,637)	(1,380)	—
Foreign currency movements	—		(1,552)	(241)

Balance at December 31	$1,829	$4,191	$49,870	$9,685

Amortization expense related to our product licensing rights was $394, $807, and $529 for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense related to our product development rights was $2,908, $1,637, and $3,980 for the years ended December 31, 2015, 2014 and 2013, respectively. The weighted-average period prior to the next extension or renewal for the 21 products comprising our product licensing rights intangible asset was 53 months and the weighted-average remaining life of our purchased product rights and other definite-lived intangibles was 110 months at December 31, 2015.

We currently estimate amortization expense over each of the next five years as follows:

Amortization expense
For the year ending December 31,
2016	$7,132
2017	4,223
2018	4,192
2019	4,121
2020	3,971

Note 11. Accrued liabilities

Accrued liabilities at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Payroll and employee benefits	$6,512	$9,329
Sales and marketing	7,308	6,964
Taxes payable	131	1,040
Other accrued liabilities	1,755	2,013

	$15,706	$19,346

Note 12. Debt

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

The Chase Agreement was guaranteed by our parent company at the time of closing and is secured by a lien on substantially all of our parent company and our principal domestic subsidiary’s assets and any future domestic subsidiary’s guarantor’s assets. The Chase Agreement includes customary covenants and also imposes a financial covenant requiring compliance with a minimum fixed charge coverage ratio of 1.00 to 1.00 during certain covenant testing times triggered if availability under the Chase Agreement is below the greater of 10% of the revolving commitment and $8,000.

As of December 31, 2015, there were no borrowings outstanding under our Chase Agreement, and we were in compliance with all covenants under this loan agreement. Total availability under our Chase revolving loan facility was $79.9 million at December 31, 2015, which is subject to adjustment on a monthly basis under our borrowing base calculation.

On January 7, 2016, we amended and restated our Chase Agreement (the “Amended Chase Agreement”) by adding a Canadian tranche and joining Omega as a borrower. The Amended Chase Agreement adds a C$30.0 million term loan (including a delayed draw term loan) to fund, among other things, Omega’s construction of a facility in Quebec. The Amended Chase Agreement also adds a C$10.0 million revolving facility sublimit to the existing revolving facility, with the total revolving commitment amount remaining at $80.0 million. The applicable margins for the Canadian prime rate and CDOR revolving loans are the same as the base rate and Eurodollar rates for the U.S. revolving loans at 1.00% and 2.00%, respectively. The margins for the Canadian term loans are 1.25% and 2.25% for Canadian prime rate and CDOR, respectively. The commitment fee rate remains 0.25%. The fixed charge coverage ratio remains at 1.00x. The Canadian term loans are to be repaid in certain increments pursuant to the Amended Chase Agreement as the facility in Quebec is completed.

Silicon Valley Bank Loan and Security Agreement

In February 2012, we entered into a Loan and Security Agreement (the “SVB Agreement”) with Silicon Valley Bank (“SVB”). The SVB Agreement provided for a $40,000 asset based revolving loan facility, with availability subject to a borrowing base consisting of eligible accounts receivable and inventory and the satisfaction of conditions precedent specified in the SVB Agreement. The SVB Agreement matured on February 13, 2016, at which time all outstanding amounts will become due and payable. Borrowings under the SVB Agreement could have been used for general corporate purposes, including funding working capital. Amounts drawn bear an interest rate equal to, at our option, either a Eurodollar rate plus 2.50% per annum or an alternative base rate plus 1.50% per annum. We also pay a commitment fee on undrawn amounts equal to 0.30% per annum.

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

The Omega credit facilities are subject to certain restrictions, including the obligation to maintain certain financial ratios. As of October 1, 2014, Omega had not met certain financial ratios. As a result, the Omega decreasing revolving credit facility was classified as a current liability as of the acquisition date. In January 2015, we paid off all amounts outstanding under the Omega operating credit facility, the Omega demand loan and the Omega decreasing revolving credit facility with available cash on hand. As a result, all amounts outstanding under these instruments were classified as current liabilities at December 31, 2014.

In addition to the above, Omega had five mortgage loans with the BDC (collectively the “Omega mortgages”) which we assumed in connection with the acquisition. The Omega mortgages, which require monthly installments and which are secured by specific Omega buildings and equipment, range in amount from C$70 to C$1,250 ($62 to $1,114 as of the acquisition date) and bear interest at the lender’s prime rate (5% as of the acquisition date) plus a premium ranging from 0%—1.5%. The carrying value of the mortgages approximates fair value. The Omega mortgages mature at various times from August 2019 through November 2036. In January 2016, in connection with entering the Amended Chase Agreement, we repaid the Omega mortgages in full, and refinanced them under the Chase term loan. As a result, all amounts outstanding under these instruments are classified as long term liabilities at December 31, 2015.

Debt maturities by year are as follows:

December 31,	Amount
2016	$—
2017	—
2018	—
2019	1,623
2020	—
2021 and thereafter	—

Total long-term debt	1,623
Less: Current maturities of long-term debt	—

Long-term portion of long-debt	$1,623

Note 13. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$13,838	$13,838	—	—

Corporate bonds and notes	20,060	—	$20,060	—
Commercial paper	—	—	—	—

Short-term investments	$33,898	$13,838	$20,060	—

Total assets	$33,898	$13,838	$20,060	—

Liabilities
Contingent purchase consideration	$50	—	—	$50

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

During the year ended December 31, 2015, changes in the fair value of our contingent purchase consideration measured using significant unobservable inputs (Level 3), were comprised of the following:

Year ended December 31, 2015
Balance at beginning of period	$605
Issuance of contingent purchase consideration	—
Change in fair value of contingent purchase consideration	(555)
Payment of contingent purchase consideration	—

Balance at end of period	$50

The change in fair value of contingent purchase consideration of $555 relates to the likelihood of seller meeting the contractual FDA approval timeline related to the December 2014 acquisition of Cisatracurium from Sagent Agila LLC.

Note 14. Employee Benefit Plan

We sponsor a 401(k) defined-contribution plan (the “401(k) Plan”) covering substantially all eligible US employees. Employee contributions to the 401(k) Plan are voluntary. We contribute an amount equal to 50% of a covered employee’s eligible contribution up to 6% of a participant’s compensation. Employer contributions vest over a period of three years. Participants’ contributions are limited to their annual tax deferred contribution limit as allowed by the Internal Revenue Service. The Company’s total matching contributions to the 401(k) Plan were $430, $391, and $338 for years ended December 31, 2015, 2014 and 2013, respectively. We may contribute additional amounts to the 401(k) Plan at our discretion. Discretionary employer contributions vest over the same three-year period. We made no discretionary contributions to the 401(k) Plan during the three-year period ended December 31, 2015.

Note 15. Stockholders’ Equity

Common Stock

We are authorized to issue 100,000,000 shares of common stock as of both December 31, 2015 and 2014. We have reserved 5,892,670 shares at December 31, 2015 and 2014, for the issuance of common stock upon the exercise of outstanding stock options.

On September 16, 2013, we completed a registered equity offering, issuing 3,542,470 new shares of our common stock at $21.25 per share in exchange for total consideration of $75,277. We received proceeds from the offering, net of the underwriting discount and expenses, of $70,580.

Note 16. Accumulated Comprehensive Income (Loss)

Accumulated comprehensive income (loss) at December 31, 2015, 2014 and 2013 is comprised of the following:

	December 31,
	2015	2014	2013
Currency translation adjustment, net of tax	$(17,414)	$(3,334)	$496
Unrealized gain (loss) on available for sale securities, net of tax	(68)	(40)	(9)

	$(17,482)	$(3,374)	$487

The following table summarizes the changes in balances of each component of accumulated other comprehensive income, net of tax as of December 31, 2015.

	Currency translation adjustment	Unrealized gains (losses) on available for sale securities	Total
Balance as of December 31, 2014	$(3,334)	$(40)	$(3,374)

Other comprehensive income (loss) before reclassifications	(14,080)	(28)	(14,108)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Net current-period other comprehensive loss	(14,080)	(28)	(14,108)

Balance as of December 31, 2015	$(17,414)	(68)	(17,482)

	Currency translation adjustment	Unrealized gains (losses) on available for sale securities	Total
Balance as of December 31, 2013	$496	$(9)	$487

Other comprehensive income (loss) before reclassifications	(3,830)	(31)	(3,861)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Net current-period other comprehensive loss	(3,830)	(31)	(3,861)

Balance as of December 31, 2014	$(3,334)	$(40)	$(3,374)

	Currency translation adjustment	Unrealized gains (losses) on available for sale securities	Total
Balance as of December 31, 2012	$2,488	$12	$2,500

Other comprehensive income (loss) before reclassifications	790	(21)	769
Amounts reclassified from accumulated other comprehensive income (loss)	(2,782)	—	(2,782)

Net current-period other comprehensive loss	(1,992)	(21)	(2,013)

Balance as of December 31, 2013	$496	$(9)	$487

No amounts were reclassified out of accumulated other comprehensive income for the years ended December 31, 2015 and 2014. The table below presents the amounts reclassified out of each component of accumulated other comprehensive income for the year ended December 31, 2013.

Type of reclassification	Amount reclassified from accumulated other comprehensive income	Affected line item in the condensed consolidated statement of operations
Currency translation adjustment – reclassification of cumulative currency translation gain	$2,782	Gain on previously held equity interest
Total reclassification for the year ended December 31, 2013, net of tax	$2,782

Note 17. Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, 1,859,247, 705,150, and 1,194,717 of common share equivalents, comprised of unexercised stock options, have been excluded from the diluted earnings per share calculation for the years ended December 31, 2015, 2014 and 2013, respectively. The table below presents the computation of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014 (Restated)	2013
Basic and dilutive numerator
Net income (loss), as reported	$(21,882)	$36,951	$29,594

Denominator
Weighted average common shares outstanding – basic (in thousands)	32,439	31,882	29,213
Net effect of dilutive securities
Stock options and restricted stock	—	863	724

Weighted average common shares outstanding – diluted (in thousands)	32,439	32,745	29,937

Net income (loss) per common share (basic)	$(0.67)	$1.16	$1.01

Net income (loss) per common share (diluted)	$(0.67)	$1.13	$0.99

Note 18. Stock-Based Compensation

Prior to the initial public offering, we had a stock plan, the 2007 Global Share Plan (the “2007 Plan”), for key employees and nonemployees, which provided for the grant of nonqualified and incentive stock options and/or shares of restricted stock, deferred stock, and other equity awards in our common stock. Concurrent with the initial public offering, our Board adopted the 2011 Incentive Compensation Plan (the “2011 Plan”, with the 2007 Plan, the “Plans”), for employees and nonemployees, which provides for the grant of nonqualified and incentive stock options and/or shares of restricted stock, deferred stock and other equity awards in our common stock. The Board administers the Plans. A total of 2,475,184 and 4,000,000 shares are authorized under the 2007 Plan and 2011 Plan, respectively, as of December 31, 2015. At December 31, 2015, we had 417,280 shares of common stock available for grant under the 2007 Plan and 2,215,631 shares of common stock available for grant under the 2011 Plan.

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

In 2010, the Board approved an amendment to the 2007 Plan which permitted employees to exercise their stock options prior to vesting. Once purchased, we have the right to repurchase unvested stock from the employee upon termination of their services. The repurchase price is equal to the original exercise price of the option.

Restricted Stock

The Company measures the fair value of the restricted stock on the date of grant based on the estimated fair value of the common stock on that day. The fair value is amortized to stock-based compensation expense, net of estimated forfeitures, ratably over the vesting period. As of December 31, 2015, the total amount of unrecognized stock-based compensation related to grants of restricted stock was approximately $2,770. The Company expects to recognize this expense over an average period of approximately 29 months. The following table summarizes restricted stock activity during the year ended December 31, 2015:

	Restricted stock	Weighted-Average Grant Date Fair Value
Balance at January 1, 2015	128,209	$19.32
Granted	140,971	24.59
Vested	(40,496)	19.42
Forfeited	(48,476)	22.10

Balance at December 31, 2015	180,208	$22.91

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

	Risk free interest rate	Expected life	Expected dividend yield	Expected volatility	Fair value at grant date
2015	1.74%	6 years	0%	52%	$10.92
2014	1.92%	6 years	0%	61%	$11.81
2013	1.24%	6 years	0%	62%	$9.31

Stock options outstanding that have vested and are expected to vest as of December 31, 2015, were as follows:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Vested	1,021,292	$12.96	5.3	4,503
Expected to vest	600,054	$22.27	8.5	18

Total	1,621,346	$16.61	6.5	4,521

(1)	The Aggregate Intrinsic Value amounts represent the difference between the exercise price and $15.91, the fair value of our stock on December 31, 2015, for in-the-money options.

In December 2014, we reversed $1,901 of stock compensation expense related to a performance-based award, as achievement of the performance criteria was no longer probable.

Stock Option Activity

The following table sets forth stock option activity for the year ended December 31, 2015:

	Options Outstanding		Exercisable Options
	Number of shares	Weighted-Average Exercise Price	Number of shares	Weighted-Average Exercise Price
Outstanding at January 1, 2015	2,543,362	14.71	1,622,212	12.04
Granted	411,743	25.11
Exercised	(794,528)	12.32
Forfeited	(481,538)	20.93

Outstanding at December 31, 2015	1,679,039	16.61	1,021,292	12.96

As of December 31, 2013, the weighted-average remaining contractual lives of options outstanding and options exercisable were 7.2 years and 6.5 years, respectively. As of December 31, 2014, the weighted-average remaining contractual lives of options outstanding and options exercisable were 6.6 years and 5.9 years, respectively. As of December 31, 2015, the weighted-average remaining contractual lives of options outstanding and options exercisable were 6.6 years and 5.3 years, respectively.

The total intrinsic value of options exercised in 2015, 2014 and 2013 was $9,169, $3,147, and $1,860, respectively. The total fair value of options vested was approximately $2,900, $3,327, and $5,036 in 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $5,853 of unrecognized stock-based compensation expense related to unvested stock options, which will be recognized over a weighted-average period of 1.4 years.

Note 19. Net Revenue by Product

We are focused on developing, manufacturing, sourcing and marketing injectable pharmaceutical products to the hospital market. Our anti-infective products assist in the treatment of various infections and related symptoms, our oncology products are used in the treatment of cancer and cancer-related medical problems, and our critical care products are used in a variety of critical care applications and include anesthetics, cardiac medications, steroidal products, sedatives and certain allergy products. Net revenue by product category is as follows:

	2015	2014	2013
Therapeutic Class
Anti-Infective	$128,517	$102,078	$90,604
Critical Care	120,157	87,143	65,612
Oncology	69,622	99,762	88,534

Total	$318,296	$288,983	$244,750

Note 20. Segment and Geographic Data

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

Geographic and segment data is as follows:

	2015	2014	2013
Net revenue:
United States	$286,773	$280,339	$244,272
Others	839	83	478

Sagent US segment	287,612	280,422	244,750
Canada (Omega segment)	30,684	8,561	—

Total net revenue	$318,296	288,983	244,750

	2015	2014	2013
Long-lived assets:
United States	$80,947	$37,252	$17,401
China	—	52,635	57,016

Sagent US segment	80,947	91,417	74,417
Canada (Omega segment)	77,193	91,553	—

Total long-lived assets	$158,140	$181,440	$74,417

	2015	2014	2013
Depreciation and amortization expense:
Sagent US	8,826	8,188	7,074
Omega	4,855	1,336	—

Total depreciation and amortization expense	$13,681	$9,524	$7,074

	2015	2014	2013
Equity in net income of joint ventures:
Sagent US	$2,569	$3,987	$2,395
Omega	—	—	—

Total equity in net income of joint ventures	$2,569	$3,987	$2,395

	2015	2014	2013
Operating income (loss):
Sagent US	$(43,769)	$21,700	$31,380
Omega	(752)	(2,656)	—

Total operating income (loss)	$(44,521)	$19,044	$31,380

	2015	2014	2013
Interest expense:
Sagent US	$564	$1,979	$930
Omega	206	209	—

Total interest expense	$770	$2,188	$930

	2015	2014	2013

	2015	2014	2013
Interest income and other:
Sagent US	$(2,495)	$375	$205
Omega	(295)	—	—

Total interest income	$(2,790)	$375	$205

	2015	2014 (Restated)	2013
Income tax provision (benefit):
Sagent US	$(25,993)	$(20,034)	$895
Omega	(206)	(739)	—

Total income tax provision (benefit)	$(26,199)	$(20,773)	$895

	2015	2014	2013
Capital expenditures:
Sagent US	$(1,447)	$(3,510)	$(1,103)
Omega	(5,264)	(732)	—

Total capital expenditures	$(6,711)	$(4,242)	$(1,103)

	2015	2014 (Restated)	2013
Deferred tax assets:
Sagent US	$50,808	$23,778	$6
Omega	—	—	—

Total deferred tax assets	$50,808	$23,778	$6

	2015	2014	2013
Investment in joint ventures:
Sagent US	$7,108	$4,539	$2,063
Omega	—	—	—

Total investment in joint ventures	$7,108	$4,539	$2,063

	2015	2014 (Restated)	2013
Total assets:
Sagent US	$258,275	$272,283	$310,208
Omega	91,457	107,675	—

Total assets	$349,732	$379,958	$310,208

Note 21. Management Transition:

Throughout 2015, we incurred costs related to the transition of our senior management team, following the retirement of our founder and Chief Executive Officer and resignation of our President in March 2015, and the elimination of certain positions in the US as part of the ongoing review of our business. Costs associated with these matters, primarily severance related charges and costs associated with recruiting and retaining a new CEO totaled $5,310, were all incurred in the Sagent US reportable segment, and are reflected in the management transition caption of the consolidated statement of operations for the year ended December 31, 2015. Of the charges, $4,019 were paid during the year ended December 31, 2015. Total costs accrued within the Accounts Payable and Accrued liabilities captions of the balance sheet at December 31, 2015 were $1,291.

Note 22. Income Taxes:

Components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2015	2014 (Restated)	2013
Domestic	$8,931	$30,200	$36,671
Foreign	(57,012)	(14,022)	(6,182)

Income (loss) before income taxes	$(48,081)	$16,178	$30,489

Provision (benefit) for income taxes:
United States federal:
Current	$20	$943	$895
Deferred	(25,887)	(21,089)	—

	(25,867)	(20,146)	895
State and local:
Current	937	1,853	—
Deferred	(1,063)	(1,740)	—

	(126)	(113)	—

Total United States	(25,993)	(22,964)	895

Outside United States:
Current	898	205	—
Deferred	(1,104)	(944)	—

Total outside United States	(206)	(739)	—

Total provision (benefit) for income taxes	$(26,199)	$(20,773)	$895

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

As of December 31, 2014, we had cumulative domestic income over the prior three years, had completed eight consecutive quarters of domestic pretax earnings, and forecasted continued domestic profitability in future periods. Accordingly, we concluded that the valuation allowance previously recorded against our domestic deferred tax assets should be released as of December 31, 2014, resulting in a net $25,308 benefit in our provision for income taxes that has been restated to $23,778, as described in Note 2. Restatement. As of December 31, 2015, we continue to be in a three year cumulative income position in the US.

In connection with the decision to sell SCP in December 2015, we determined that SCP’s capital stock and the intercompany loans from our US parent company to SCP were impaired. We made tax elections to realize this value through deductions for worthless stock and bad debt. In 2015, due to the one-time permanent benefit of $30,041 related to the SCP disposition, we recorded a taxable loss in the U.S. Since, prior to 2015, we have generated significant US taxable income and are forecasting US taxable income in the future, the Company believes it is more likely than not that it will utilize the NOL generated in 2015.

Domestic net operating losses and carryforwards are available for use against our consolidated federal taxable income. A summary of our remaining domestic net operating loss carryforwards, including the timing of expiry, is as follows:

Year of Expiry	Net Operating Loss Carryforwards
2032	300
2034	410
2036	80,325

Total	$81,035

In addition, we have retained a full valuation allowance against our net deferred tax assets in SCP, including $14,126 recognized in 2015, given the history of losses in that entity. Net operating loss carryforwards of $48,904 related to SCP, will expire between 2016 and 2020.

As of December 31, 2015, the Company’s U.S. income tax returns for 2012 and subsequent years remain subject to examination by the Internal Revenue Service (“IRS”). The Company’s 2013 income tax return is currently under examination by the IRS. State and foreign income tax returns generally have statute of limitations for periods between three and five years from the filing date. The Company is not currently under examination by any state or foreign taxing authorities.

The following is a reconciliation of our income tax provision (benefit) computed at the U.S. federal statutory rate to the income tax provision (benefit) reported in the consolidated statements of operations:

	Year Ended December 31,
	2015	2014 (Restated)	2013
Provision (benefit) at statutory rate	$(16,828)	$5,662	$10,366
State income taxes, net of federal income tax	(373)	1,750	230
Foreign rate differential	5,731	1,392	560
Valuation allowance	14,126	(28,672)	(9,998)
Worthless stock and bad debt deductions	(30,041)	—	—
Uncertain tax positions	101	541	—
Permanent book / tax differences	164	172	(263)
Change in tax rate	89	(1,498)	—
Other	832	(120)	—

Provision (benefit) for income taxes	$(26,199)	$(20,773)	$895

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2015	2014 (Restated)
Deferred tax assets:
Product development and start-up costs	$14,005	$12,702
Inventory	3,539	2,493
Loss and credit carryforwards	40,358	9,664
Bad debt reserves	16	549
Accrued expenses / other	4,373	5,244
Deferred compensation	2,979	3,155
Depreciation and amortization	11,482	—
Alternative minimum tax carryforwards	1,555	1,546

Total deferred tax assets	$78,307	$35,353

Deferred tax liabilities:
Depreciation and amortization	$(3,850)	$(2,799)
Intangible assets	(11,070)	(14,351)
Inventory	(99)	(180)

Total deferred tax liabilities	(15,019)	(17,330)

Net deferred tax asset	63,288	18,023
Valuation allowance	(24,501)	(9,950)

Net deferred tax assets (liabilities)	$38,787	$8,073

The Company has gross unrealized tax benefits of $3,100 arising from tax deductions for share based compensation in excess of the compensation recognized for financial reporting purposes. Realization of this excess tax benefit will occur when current taxes payable are reduced with a corresponding credit to additional paid in capital.

Our unrecognized tax benefits of $726 at December 31, 2015 are included in other long-term liabilities. If we had recognized all of these benefits, the net impact on our income tax provision would have been $588. Of the net unrecognized tax benefits, approximately $120 are expected to be resolved in the next 12 months. We include accrued interest and penalties related to uncertain tax positions in our tax provision. We have accrued interest and penalties of $24 as of December 31, 2015 and $20 as of December 31, 2014. Our provision for income taxes included expense for interest and penalties of $4 in 2015 and $20 in 2014. The changes in our unrecognized tax benefits were:

	Year Ended December 31,
	2015	2014 (Restated)	2013
Beginning of year	$659	$—	$—
Increases from prior year tax positions	136	719	—
Decreases relating to settlements with taxing authorities	(85)	(60)	—
Increases from current year positions	16	—	—

End of year	$726	$659	$—

We classify uncertain tax positions as noncurrent income tax liabilities unless expected to be paid within one year.

Note 23. Commitments and Contingencies

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

We have entered into significant development, marketing, and supply agreements with A.C.S. Dobfar S.p.a. (“Dobfar”), A.C.S. Dobfar SA-Switzerland (“Info”), and Gland Pharma Limited (“Gland”). Key terms of these agreements are set forth below.

Info

Under a manufacture and supply agreement with Info, Info develops, manufactures, and supplies us with presentations of levofloxacin in premix bags. We pay a transfer price for each unit of levofloxacin supplied, plus a percentage of the net profit from the sales of levofloxacin in premix bags. In addition, we have agreed to share equally with Info the cost of development activities. The initial term of the agreement expires on July 7, 2016, after which we have the option to renew the agreement for successive additional two year terms unless Info provides notice of its intent to terminate the agreement at least two years prior to its initial expiration date or the expiration date of a renewal term.

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

In addition, we also have other supply agreements with Gland covering five currently marketed products, adenosine, amiodarone, chlorothiazide, ondansetron and vancomycin, and additional products currently under initial development.

Contingent contractual payments are as follows at December 31, 2015:

2016	$18,037
2017	4,124
2018	3,726
2019	709
2020	60
2021 and Thereafter	1,065

Total	$27,721

Leases

We have entered into various operating lease agreements for building and office space, communications, information technology equipment and software, office equipment and automobile. Total rental expense amounted to $664, $656, and $431 for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, total future annual minimum lease payments related to non-cancelable operating leases are as follows:

2016	$805
2017	501
2018	516
2019	532
2020	404
2021 and Thereafter	134

Total	$2,892

Regulatory Matters

We are subject to regulatory oversight by the FDA and other regulatory authorities with respect to the development, manufacturing and sale of our products. Failure to comply with regulatory requirements could have a significant adverse effect on our business and operations.

Litigation

From time to time, we are subject to claims and litigation arising in the ordinary course of business. These claims may include assertions that our products infringe existing patents and claims that the use of our products has caused personal injuries. We intend to vigorously defend any such litigation that may arise under all defenses that would be available to us. We were party to the following claim.

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

On October 13, 2015, the Company and Novartis agreed to settle the Litigation. Pursuant to the terms of the settlement, we will pay Novartis $5,000 in exchange for a release of claims associated with the 241, 987 and 189

Patents pertaining to the following regulatory submissions: FDA NDA No. 203231, FDA ANDA No. 202828, FDA ANDA No. 202472 and FDA ANDA No. 091493 (collectively the Regulatory Submissions”), and acquire a license to sell the zoledronic acid products as approved by their Regulatory Submissions (excluding sales of product manufactured under FDA ANDA No.202472 after December 31, 2014) in the U.S.. Concurrent with the settlement, the Company received $1,477 from Info and Actavis, representing their collective share of the $5,000.

We have determined that $1,683 of the Settlement represents a future license to sell the zoledronic acid products. This amount has been recorded within Other assets on the Consolidated Balance Sheet as of December 31, 2015, offset by the portion of the Info reimbursement, $607, related to the license period. The remaining net settlement amount of $2,447 paid to Novartis is recognized as legal settlement expense within the Consolidated Statement of Operations for the year ended December 31, 2015.

At this time, there are no other proceedings of which we are aware that are considered likely to have a material adverse effect on the consolidated financial position or results of operations.

Note 24. Related Party Transactions:

As of December 31, 2015 and 2014, respectively, we had a receivable of $2,678 and $2,156 from Sagent Agila LLC, which is expected to offset future profit-sharing payments. These amounts are classified as due from related party on the consolidated balance sheet. As of December 31, 2015 and 2014, respectively, we had a payable of $13,754 and $8,079 to Sagent Agila LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements that are classified as due to related party on the consolidated balance sheet. During the year ended December 31, 2015 there were no distributions from Sagent Agila LLC. During the year ended December 31, 2014, Sagent Agila LLC distributed $3,022 to its joint venture partners.

Note 25. Quarterly Financial Data (Unaudited)

	2015 Quarters
	First	Second	Third	Fourth
Net revenue	$82,645	$77,345	$75,199	$83,107
Gross profit	$21,925	$18,441	$24,362	$23,011
Income (loss) from continuing operations	$(189)	$1,191	$1,742	$(47,265)

Net loss	$1,894	$256	$1,795	$17,937

Weighted-average shares used to compute net income per share
Basic	32,043	32,161	32,747	32,793
Diluted	32,043	32,161	32,747	32,793
Net income per share
Basic	$(0.06)	$(0.01)	$(0.05)	$(0.55)
Diluted	$(0.06)	$(0.01)	$(0.05)	$(0.55)

	2014 Quarters
	First	Second	Third	Fourth (Restated)
Net revenue	$70,869	$69,194	$65,359	$83,561
Gross profit	$20,384	$22,592	$18,770	$24,416
Income from continuing operations	$6,632	$3,318	$4,044	$5,050

Net income	$5,119	$3,069	$1,926	$26,837

Weighted-average shares used to compute net loss per share
Basic	31,814	31,873	31,895	31,945
Diluted	32,614	32,665	32,960	33,031
Net income per share
Basic	$0.16	$0.10	$0.06	$0.84
Diluted	$0.16	$0.09	$0.06	$0.81

In connection with the restatement as described in Note 2. Restatement, on Net Income, Net income per share (basic) and Net income per share (diluted) were adjusted by $2,930, $0.09 and $0.09, respectively.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.

Management reviewed the results of our assessment with the Audit Committee of our Board of Directors. Based on this assessment, management determined that, as of December 31, 2015, we maintained effective internal control over financial reporting.

Ernst & Young LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this report, has issued an audit report on their assessment of our internal control over financial reporting as of December 31, 2015, which is included elsewhere in this Annual Report.

March 7, 2016

/s/ Allan Oberman, Chief Executive Officer

/s/ Jonathon Singer, Executive Vice President and Chief Financial Officer

Changes in Internal Control Over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2015 and noted the following significant change:

•

During the quarter ended December 31, 2015, in recognition of our expanding global footprint, we enhanced both our tax technical expertise and controls to annually validate underlying deferred tax balances. Concurrent with these enhancements, we evaluated the tax treatment of SCP in connection with the Board of Directors’ approval of the sale of SCP. These enhanced controls identified that an error occurred in the Company’s previous tax filing position relating to SCP. The error related to the period when SCP was 50% owned by the Company and prior to the Company acquiring 100% ownership of SCP in June 2013. This error resulted in the Company overstating net operating loss carryforward benefits related to SCP. As a result, we overstated the related net operating loss deferred tax asset, for which there was a full valuation allowance reserve.

The Audit Committee, in consultation with management, determined the incorrect tax filing position had an immaterial impact on the fiscal years ended December 31, 2011, 2012 and 2013, respectively, as all net operating loss carryforward benefits were fully reserved against by a valuation allowance for such periods. In December 2014, management concluded that the valuation allowance against its net U.S. deferred tax assets was no longer required. As a result, the Company released the allowance in full, including amounts related to net operating loss carryforward benefits recognized as a result of the incorrect SCP tax filing position.

This accounting error occurred due to a deficiency in our internal control over financial reporting—specifically, a design defect in our internal control over financial reporting relating to the precision of controls to ensure that all deferred tax balances are properly validated on an annual basis. Following the identification of this error, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our controls and procedures as of December 31, 2014. Based on this re-evaluation, our Chief Executive Officer and Chief Financial Officer have now concluded that our controls and procedures as of such date were not effective at a reasonable assurance level, resulting in a material weakness in internal control over financial reporting.

Our enhanced control procedures identified this error, and ensured that our deferred taxes were properly stated at December 31, 2015. We have concluded that this deficiency in our internal control over financial reporting has been remediated and tested as of December 31, 2015.

We determined that there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sagent Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Sagent Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sagent Pharmaceuticals, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the 2014 financial statements have been restated to correct an overstatement of deferred tax assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sagent Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 7, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Sagent Pharmaceuticals, Inc.

We have audited Sagent Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sagent Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sagent Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sagent Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015 of Sagent Pharmaceuticals, Inc. and our report dated March 7, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 7, 2016

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this Item 10 is included in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed within 120 days after the Company’s fiscal year end of December 31, 2015 (“2016” Proxy Statement”), and is incorporated by reference into this Annual Report.

The information on our Web site is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.

Item 11.	Executive Compensation.

Information required by this Item 11 is included in our 2016 Proxy Statement and is incorporated by reference into this Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting of awards issued under, and the number of shares remaining available for future issuance under, our equity compensation plans at December 31, 2015 were:

Equity Compensation Plan Information

	Col. A	Col. B	Col. C
Description	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (A)
Equity compensation plans approved by security holders	1,679,039	$16.61	2,632,911
Equity compensation plans not approved by security holders	—	$—	—

Information related to the security ownership of certain beneficial owners and management is included in our 2016 Proxy Statement and is incorporated by reference into this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is included in our 2016 Proxy Statement and is incorporated by reference into this Annual Report.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item 14 is included in our 2016 Proxy Statement and is incorporated by reference into this Annual Report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Index to Consolidated Financial Statements and Schedules

Schedules other than those listed above have been omitted either because such schedules are not required or are not applicable.

(b)	The following exhibits are filed as part of, or incorporated by reference into, this Annual Report

Exhibit No.

3.1	Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

3.3	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

10.1+	Sagent Holding Co. Amended and Restated 2007 Global Share Plan. (Incorporated by reference to Exhibit 10.21 in the Company’s Registration Statement on Form S-1, as amended
(File Nos. 333-170979 and 333-173597).)

10.2+	Form of Stock Option Agreement under the Sagent Holding Co. Amended and Restated 2007 Global Share Plan. (Incorporated by reference to Exhibit 10.22 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.3+	2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.8 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.4+	Form of Incentive Stock Option Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.9 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.5+	Form of Restricted Stock Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.10 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

Exhibit No.

10.6+	Form of Restricted Stock Unit Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.11 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.7+	Form of Stock Appreciation Rights Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.12 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.8+	Form of Non-Qualified Stock Option Agreement pursuant to the 2011 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.13 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.9	Manufacture and Supply Agreement, dated as of December 17, 2007, by and among Sagent Pharmaceuticals, Inc., A.C.S. Dobfar S.p.a. and its affiliate, WorldGen LLC. (Incorporated by reference to Exhibit 10.23 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.10	Development and Supply Agreement, dated as of June 27, 2008, as amended, by and between Sagent Holding Co. and Gland Pharma Limited. (Incorporated by reference to Exhibit 10.24 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.11+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Jeffrey Yordon. (Incorporated by reference to Exhibit 10.25 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.12+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Michael Logerfo. (Incorporated by reference to Exhibit 10.27 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.13+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Lorin Drake. (Incorporated by reference to Exhibit 10.28 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.14+	Employment Agreement, dated as of January 20, 2011, by and among Sagent Pharmaceuticals, Inc. and Albert Patterson. (Incorporated by reference to Exhibit 10.29 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597).)

10.15+	Employment Agreement, dated as of September 12, 2011, by and between Sagent Pharmaceuticals, Inc. and Jonathon M. Singer (Incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).)

10.16+	Offer letter, dated as of August 18, 2011, by and between Sagent Pharmaceuticals, Inc. and Jonathon M. Singer (Incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).)

10.17	Loan and Security Agreement, dated February 13, 2012, by and among Sagent Pharmaceuticals, Inc., Sagent Pharmaceuticals, and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 16, 2013).)

10.18	Second Loan Modification Agreement, dated September 23, 2013, by and among Sagent Pharmaceuticals, Inc., a Delaware corporation, Sagent Pharmaceuticals, Inc., a Wyoming corporation, and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed September 24, 2013).

10.19	Joint Venture Agreement, dated as of January 18, 2007 for Formation of Sagent Strides Inc. between Sagent Inc. and Strides Arcolab International Limited (Incorporated by reference to Exhibit 10.32 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

Exhibit No.

10.20+	Employment Agreement, dated as of March 25, 2013, by and between Sagent Pharmaceuticals, Inc. and James M. Hussey (Incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.21+	Offer Letter, dated March 12, 2013, by and between Sagent Pharmaceuticals, Inc. and James M. Hussey (Incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.22	Share Purchase Agreement, dated April 30, 2013, by and between Sagent Pharmaceuticals, Inc. and Chengdu Kanghong Pharmaceuticals (Group) Co. Ltd. (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed May 6, 2013).

10.23	Share Pledge Agreement, dated April 30, 2013, by and between Sagent Pharmaceuticals, Inc. and Chengdu Kanghong Pharmaceuticals (Group) Co. Ltd. (Incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed May 6, 2013).

10.24	Loan Contract dated August 24, 2010 by and between Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd., and the Agricultural Bank of China Ltd. (Incorporated by reference to Exhibit 10.5 in the Company’s Quarterly Report on Form 10-Q filed August 6, 2013).

10.25	Loan Contract dated June 9, 2011 by and between Kanghong Sagent (Chengdu) Pharmaceutical Co., Ltd., and the Agricultural Bank of China Ltd. (Incorporated by reference to Exhibit 10.6 in the Company’s Quarterly Report on Form 10-Q filed August 6, 2013).

10.26	Share Purchase Agreement, dated October 1, 2014, by and between Sagent Pharmaceuticals, Inc., Sagent Acquisition Corp. and the several shareholders of Omega Laboratories Limited and 7685947 Canada Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2014).

10.27	Credit Agreement dated as of October 31, 2014 among Sagent Pharmaceuticals, the Lenders Party hereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2014).

10.28	Fixed Assets Committed Loan Facility Offer Letter, dated April 6, 2015, by and between Sagent (China) Pharmaceuticals Co., Ltd., and JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 10, 2015).

10.29	Amendment No. 1 to Credit Agreement, dated April 6, 2015, by and among Sagent Pharmaceuticals, Inc., Sagent Pharmaceuticals, and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed April 10, 2015).

10.30	Guaranty, dated April 6, 2015, by Sagent Pharmaceuticals, Inc. and Sagent Pharmaceuticals, for the benefit of JPMorgan Chase Bank, N.A. and each of the Lending Installations named therein (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed April 10, 2015).

10.31	Sagent Pharmaceuticals, Inc., Change of Control Severance Plan (Incorporated by reference to Exhibit 10.4 in the Company’s Quarterly Report on Form 10-Q filed May 5, 2015).

10.32+	Separation Agreement and Release of Claims dated May 4, 2015, by and among Sagent Pharmaceuticals, Inc., and Jeffrey Yordon (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 8, 2015)

10.33+	Amendment to Employment Agreement dated May 4, 2015, by and among Sagent Pharmaceuticals, Inc., and Michael Logerfo (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed May 8, 2015).

10.34+	Settlement Agreement and Mutual Release dated May 8, 2015, by and among Sagent Pharmaceuticals, Inc., and James Hussey (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 13, 2015).

Exhibit No.

10.35+	Employment Agreement dated August 3, 2015, by and among Sagent Pharmaceuticals, Inc., and Allan Oberman. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2015).

10.36+	Letter Amendment to Employment Agreement dated December 2, 2015, by and among Sagent Pharmaceuticals, Inc., and Michael Logerfo (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 2, 2015).

10.37	Amended and Restated Credit Agreement by and between Sagent Pharmaceuticals, Omega Laboratories Limited, JP Morgan Chase Bank, N.A., and JP Morgan Securities LLC, dated January 7, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 11, 2016).

10.38	Share Purchase Agreement, dated February 3, 2016, by and between Sagent Pharmaceuticals, Inc., and Hong Kong King-Friend Industrial Company Limited. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2016).

21.1*	List of subsidiaries of Sagent Pharmaceuticals, Inc.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm

23.2*	Consent of Ernst & Young LLP, independent auditors

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following materials from Sagent’s Annual Report on Form 10-K for the year ended December 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Operations for the twelve months ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (vi) Notes to the Consolidated Financial Statements, and (vii) document and entity information.

+	Indicates a management contract or compensatory plan or arrangement
*	Indicates an exhibit filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT PHARMACEUTICALS, INC.

By:	/S/ JONATHON M. SINGER
(Jonathon M. Singer, Executive Vice President and Chief Financial Officer)

Date: March 7, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/S/ ALLAN OBERMAN (Allan Oberman)	Chief Executive Officer (principal executive officer)	March 7, 2016

/S/ JONATHON M. SINGER (Jonathon M. Singer)	Executive Vice President and Chief Financial Officer (principal financial officer)	March 7, 2016

/S/ JEFFREY W. GREVE (Jeffrey W. Greve)	Vice President, Controller (principal accounting officer)	March 7, 2016

/S/ MARY TAYLOR BEHRENS (Mary Taylor Behrens)	Director	March 7, 2016

/S/ MICHAEL FEKETE (Michael Fekete)	Director	March 7, 2016

/S/ ROBERT FLANAGAN (Robert Flanagan)	Director	March 7, 2016

/S/ ANTHONY KRIZMAN (Anthony Krizman)	Director	March 7, 2016

/S/ SHLOMO YANAI (Shlomo Yanai)	Director	March 7, 2016

Sagent Pharmaceuticals, Inc.

Valuation and Qualifying Accounts

For the years ended December 31, 2015, 2014 and 2013

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Chargeback Allowance
Year ended December 31, 2015	$63,088	$318,605	$—	$333,105	$48,588
Year ended December 31, 2014	$43,682	$403,493	$—	$384,087	$63,088
Year ended December 31, 2013	$24,265	$300,835	$—	$281,418	$43,682

Allowance for Cash Discounts
Year ended December 31, 2015	$2,440	$15,655	$—	$14,178	$3,917
Year ended December 31, 2014	$2,414	$13,364	$—	$13,338	$2,440
Year ended December 31, 2013	$1,373	$12,204	$—	$11,163	$2,414

Allowance for Credits
Year ended December 31, 2015	$15,860	$6,626	$—	$15,444	$7,042
Year ended December 31, 2014	$4,895	$23,406	$—	$12,441	$15,860
Year ended December 31, 2013	$3,262	$6,760	$—	$5,127	$4,895

Deferred Tax Valuation Allowance
Year ended December 31, 2015	$9,950	$15,094	$—	$544	$24,500
Year ended December 31, 2014 (restated)	$42,109	$11,164	$—	$43,323	$9,950
Year ended December 31, 2013	$46,657	$1,158	$5,843	$11,549	$42,109

Inventory Reserve Allowance
Year ended December 31, 2015	$3,242	$2,097	$—	$339	$5,000
Year ended December 31, 2014	$5,099	$2,238	$508	$4,603	$3,242
Year ended December 31, 2013	$2,021	$3,078	$—	$—	$5,099

Allowance for Doubtful Accounts
Year ended December 31, 2015	$1,433	$312	$—	$1,702	$43
Year ended December 31, 2014	$23	$1,440	$—	$30	$1,433
Year ended December 31, 2013	$124	$—	$—	$101	$23

Report of Independent Auditors

The Board of Directors and Members of Sagent Agila LLC

We have audited the accompanying financial statements of Sagent Agila LLC, which comprise the balance sheets as of December 31, 2015 and 2014, and the related statements of operations and comprehensive income, statements of members’ equity and cash flows for the two years ended December 31, 2015 and the related notes to the financial statements.

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

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sagent Agila LLC at December 31, 2015 and 2014, and the results of its operations and its cash flows for the two years December 31, 2015 ended in conformity with U.S. generally accepted accounting principles.

Report on summarized comparative information

We have not audited, reviewed or compiled the summarized comparative information presented herein as of and for the year ended December 31, 2013, and, accordingly, we express no opinion on it.

/s/ Ernst & Young LLP

Chicago, Illinois

March 7, 2016

Sagent Agila LLC

Balance Sheets

(in thousands, except share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash	$407	$901
Due from Agila	2,875	2,353
Due from Sagent	13,754	8,079

Total current assets	17,036	11,333
Intangible assets, net	303	360

Total assets	$17,339	$11,693

Liabilities and members’ equity
Current liabilities:
Due to Agila	$454	$468
Due to Sagent	2,690	2,168

Total liabilities	3,144	2,636
Members’ equity:
Common stock – $1.00 par value, 3,400,000 authorized and outstanding at both December 31, 2015 and 2014	3,400	3,400
Retained earnings	10,795	5,657

Total members’ equity	14,195	9,057

Total liabilities and members’ equity	$17,339	$11,693

See accompanying notes to financial statements.

Sagent Agila LLC

Statements of Operations and Comprehensive Income

(in thousands)

	Year ended December 31,
	2015	2014	2013
			(Unaudited)
Net revenue:
Product revenue	$3,783	$1,636	$11,242
License fees	5,280	6,457	5,685

Total net revenue	9,063	8,093	16,927
Cost of sales	3,923	1,772	11,473

Gross profit	5,140	6,321	5,454
Operating expenses:
Product development	2	40	387

Total operating expenses	2	40	387

Gain on sale of products	—	(1,694)	(3,372)

Income from operations	5,138	7,975	8,439

Income before income taxes	5,138	7,975	8,439
Provision for income taxes	—	—	—

Net Income	$5,138	$7,975	$8,439

Comprehensive Income	$5,138	$7,975	$8,439

See accompanying notes to financial statements.

Sagent Agila LLC

Statements of Members’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance as of January 1, 2013	3,400,000	$3,400	$415	$—	$485	$4,300
Dividends and distributions (unaudited)	—	—	(415)	—	(8,220)	(8,635)
Comprehensive income (unaudited)		—	—	—	8,439	8,439

Balance as of December 31, 2013 (unaudited)	3,400,000	$3,400	$—	$—	$704	$4,104
Dividends and distributions	—	—	—	—	(3,022)	(3,022)
Comprehensive income	—	—	—	—	7,975	7,975

Balance as of December 31, 2014	3,400,000	$3,400	$—	$—	$5,657	$9,057
Comprehensive income	—	—	—	—	5,138	5,138

Balance as of December 31, 2015	3,400,000	$3,400	$—	$—	$10,795	$14,195

See accompanying notes to financial statements.

Sagent Agila LLC

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2015	2014	2013
			(Unaudited)
Cash flows from operating activities
Net income	$5,138	$7,975	$8,439
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	57	135	248
Disposal of product rights	—	67	—
Changes in operating assets and liabilities:
Due from members	(6,197)	(3,665)	2,655
Other current assets	—	—	—
Accounts payable	—	—	(132)
Due to members	508	(1,692)	(3,025)

Net cash provided by (used in) operating activities	(494)	2,820	8,185

Cash flows used in investing activities
Purchase of product rights	—	(40)	—

Net cash used in investing activities	—	(40)	—

Cash flows used in financing activities
Distribution of products to members	—	(1,760)	(3,400)
Dividends paid to members	—	(1,262)	(5,235)

Net cash used in financing activities	—	(3,022)	(8,635)

Net (decrease) increase in cash and cash equivalents	(494)	(242)	(450)
Cash and cash equivalents, at beginning of period	901	1,143	1,593

Cash and cash equivalents, at end of period	$407	$901	$1,143

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

Cash

At December 31, 2015, our cash balances were deposited in financial institutions and consisted of immediately available funds. The majority of our funds at December 31, 2015, were maintained at one stable financial institution, in an amount in excess of federally insured limits. This represents a concentration of credit risk. We have not experienced any losses on our deposits of cash and cash equivalents to date.

Fair value of financial instruments

The carrying value of financial assets and liabilities such as cash and other current liabilities approximate their fair values due to their short-term maturities.

Impairment of Long-Lived Assets

We evaluate long-lived assets, consisting of intangible assets with definite lives, for impairment whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected future undiscounted cash flows, in addition to other quantitative and qualitative analyses. Judgments made by management related to the expected useful lives of long-lived assets and the ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as changes in economic conditions and changes in operating performance. Upon indication that the carrying values of such assets may not be recoverable, we recognize an impairment loss as a charge against current operations. There were no impairment charges for the years ended December 31, 2015 and December 31, 2013. We recorded an impairment charge of $49 for the year ended December 31, 2014.

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

Once a product receives regulatory approval, we record any contractual payments for the license to sell the developed product as an intangible asset to be amortized on a straight-line basis as a component of cost of sales over the shorter of the related license period or the estimated life of the acquired product. At December 31, 2015, the amortization period for intangible assets arising from approved products was seven years with a weighted-average period prior to the next renewal or extension of four years. We make the determination whether to capitalize or expense amounts related to the development of new products and technologies through agreements with third parties based on our ability to recover our cost in a reasonable period of time, generally the initial license term, from the estimated future cash flows anticipated to be generated pursuant to each agreement. Market, regulatory and legal factors, among other things, may affect the realizability of the projected cash flows that an agreement was initially expected to generate. We regularly monitor these factors and subject capitalized costs to periodic impairment testing.

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

Note 3. Intangible assets, net

Intangible assets at December 31, 2015 and 2014 were as follows:

	December 31, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$558	(255)	303	$558	$(198)	$360

Movements in intangible asset product licensing rights were due to the following:

	2015	2014
Balance at January 1	$360	$522
Acquisition of product rights	—	40
Disposal of product rights	—	(67)
Amortization of product rights	(57)	(135)

Balance at December 31	$303	$360

Amortization expense related to our product licensing rights was $57, $135 and $123 for the years ended December 31, 2015, 2014 and 2013, respectively. Included in amortization expense for the year ended December 31, 2014 is $49 of asset impairment charges. The weighted-average period prior to the next extension or renewal for the 10 products comprising our product licensing rights intangible asset was 34 months at December 31, 2015.

We currently estimate amortization expense over each of the next five years as follows:

For the year ending December 31,	Amortization expense
2016	$74
2017	70
2018	48
2019	33
2020	27

Note 4. Members’ Equity

Common Stock

We are authorized to issue 3,400,000 shares of common stock as of both December 31, 2015 and 2014.

Voting Rights

The holders of our common stock are entitled to one vote for each share held of record upon such matters and in such manner as may be provided by law.

Dividends and distributions

We accrue dividends when, and if, declared by our Members. During the year ended December 31, 2014 and 2013, we distributed $1,262 and $5,235, respectively, of profit sharing receipts to our joint venture partners. Additionally, during the year ended December 31, 2014 and 2013, we distributed ownership in the amount of $1,760 and $3,400, respectively, of the product sold by us to our members. There were no distributions of profit sharing receipts or ownership during the year ended December 31, 2015.

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

The table below summarizes our estimate for contingent potential contractual payments and fees for the year ended December 31, 2015 and beyond assuming all contingent milestone payments occur.

Contingent contract payments are as follows at December 31, 2015:

2016	$230
2017	—
2018	—
2019	—
2020	—
Thereafter	—

Total	$230

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

Note 6. Related party transactions:

As of December 31, 2015 and 2014, we had a receivable of $13,754 and $8,079, respectively, from Sagent, which is related to inventory shipments and license fees due. As of December 31, 2015 and 2014, we also had a deposit of $2,875 and $2,353, respectively, with Agila related to future inventory purchases and prepayment of certain license fee revenues. These amounts are included within due from Sagent and due from Agila, respectively, on the balance sheets. As of December 31, 2015 and 2014, we had a payable of $2,690 and $2,168, respectively, to Sagent for inventory markups on certain products and shipment related charges and a payable of $454 and $468, respectively, to Agila, principally related to inventory shipments.

Note 7. Subsequent events:

We evaluated subsequent events through March 7, 2016, the date the financial statements were available to be issued. No subsequent events requiring disclosure were noted.