Form 10-Q
period 2016-03-31
Sagent Pharmaceuticals, Inc.
filed 2016-05-03
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At April 29, 2016, there were 32,838,743 shares of the registrant’s common stock outstanding.

Sagent Pharmaceuticals, Inc.

In this report, “Sagent,” “we,” “us,” “our” and the “Company” refers to Sagent Pharmaceuticals, Inc. and subsidiaries, and “Common Stock” refers to Sagent’s common stock, $0.01 par value per share.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2016	December 31, 2015

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,504	$28,962
Short-term investments	20,086	20,060
Accounts receivable, net of chargebacks and other deductions	49,887	51,425
Inventories, net	83,414	76,453
Due from related party	2,677	2,678
Prepaid expenses and other current assets	8,856	7,388
Assets held for sale	—	4,626

Total current assets	177,424	191,592
Property, plant, and equipment, net	23,663	19,761
Investment in joint ventures	7,664	7,108
Goodwill	26,574	25,184
Intangible assets, net	57,434	53,166
Non-current deferred tax assets	51,758	50,808
Other assets	1,451	2,113

Total assets	$345,968	$349,732

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41,792	$43,703
Due to related party	14,392	13,754
Accrued profit sharing	5,998	7,582
Accrued liabilities	13,845	15,706
Liabilities held for sale	—	2,910

Total current liabilities	76,027	83,655
Long term liabilities:
Long-term debt	2,799	1,623
Deferred income taxes	12,361	12,021
Other long-term liabilities	1,330	1,340

Total liabilities	92,517	98,639
Stockholders’ equity:
Common stock—$0.01 par value, 100,000,000 authorized, and 32,838,001 and 32,801,896 outstanding at March 31, 2016 and December 31, 2015, respectively	329	328
Additional paid-in capital	368,266	367,235
Accumulated other comprehensive loss	(11,167)	(17,482)
Accumulated deficit	(103,977)	(98,988)

Total stockholders’ equity	253,451	251,093

Total liabilities and stockholders’ equity	$345,968	$349,732

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2016	2015
Net revenue	$67,795	$82,645
Cost of sales	50,948	60,720

Gross profit	16,847	21,925
Operating expenses:
Product development	6,757	5,315
Selling, general and administrative	12,124	13,125
Acquisition-related costs	1,398	1,251
Management transition costs	—	3,308
Equity in net income of joint ventures	(556)	(885)

Total operating expenses	19,723	22,114
Loss on sale of SCP	6,341	—
Gain on sale of product rights	(2,000)	—

Loss from operations	(7,217)	(189)
Interest income and other income (expense), net	1,094	(1,056)
Interest expense	(131)	(330)

Loss before income taxes	(6,254)	(1,575)
Provision (benefit) for income taxes	(1,266)	319

Net loss	$(4,988)	$(1,894)

Net loss per common share:
Basic	$(0.15)	$(0.06)
Diluted	$(0.15)	$(0.06)
Weighted-average of shares used to compute net loss per common share:
Basic	32,829	32,043
Diluted	32,829	32,043

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015
Net loss	$(4,988)	$(1,894)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	4,814	(7,038)
Reclassification of cumulative currency translation gain	1,426	—
Unrealized gains on available for sale securities	75	30

Total other comprehensive income (loss), net of tax	6,315	(7,008)

Comprehensive income (loss)	$1,327	$(8,902)

See accompanying notes to condensed consolidated financial statements

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(4,988)	$(1,894)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,703	3,089
Stock-based compensation	1,038	1,090
Equity in net (income) loss of joint ventures	(556)	(885)
Deferred income taxes, net	(1,466)	(843)
Sale of SCP	6,184	—
Other	33	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,156)	(11,071)
Inventories, net	(6,229)	(844)
Prepaid expenses and other current assets	(1,077)	(646)
Due from related party	1	3,169
Accounts payable and other accrued liabilities	(10,114)	11,831

Net cash provided by (used in) operating activities	(16,627)	2,996

Cash flows from investing activities
Capital expenditures	(2,339)	(2,240)
Purchases of investments	(2,003)	(2,464)
Sale of investments	2,000	1,000
Net reduction in cash due to sale of SCP	(1,694)	—
Sale of product rights	2,000	—
Purchase of product rights	—	(100)

Net cash used in investing activities	(2,036)	(3,804)

Cash flows from financing activities
Increase (reduction) in short-term borrowings	—	(5,189)
Issuance of long-term debt	3,135	—
Repayment of long-term debt	(1,584)	(260)
Payment of deferred financing costs	(79)	(27)
Proceeds from issuance of common stock, net of issuance costs	—	165

Net cash used in financing activities	1,472	(5,311)

Effect of exchange rate movements in cash	733	(164)

Net decrease in cash and cash equivalents	(16,458)	(6,283)
Cash and cash equivalents, at beginning of period	28,962	55,633

Cash and cash equivalents, at end of period	$12,504	$49,350

Supplemental disclosure of cash flow information
Acquisition of property, plant and equipment in accounts payable	993	(801)
Acquisition of intangibles in accounts payable	2,400	—

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

The condensed consolidated financial statements include Sagent as well as our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. We account for our investment in Sagent Agila LLC using the equity method of accounting, as our interest in the entity provides for joint financial and operational control.

Management uses segment information to evaluate segment performance and allocate resources. Since the acquisition of Omega in the fourth quarter of 2014, we have operated in two reportable segments comprised of operations organized geographically in the United States (Sagent US segment) and Canada (Omega segment). Effective March 2016, we completed the disposal of the Sagent China Pharmaceuticals Co., Ltd. (“SCP”) manufacturing facility, which was a component of the Sagent US segment, reorganized our internal reporting responsibilities with our new EVP-Global Operations, and continued to align our strategic focus to integrate our Canadian business to support the manufacturing and sale of products in both the Canadian and US markets. Following these events, our Chief Executive Officer now focuses his review of financial performance and allocation of resources on the operations of the consolidated Company. As a result, we began operating in a single reportable segment, which develops, sources, manufactures and markets affordable generic pharmaceutical products to the hospital market. We continue to operate with two reporting units, which comprise the single reportable segment.

You should read these statements in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2015, included in our most recent Annual Report on Form 10-K filed with the SEC on March 7, 2016.

Note 2: Recent Accounting Pronouncements

In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB approved a one year deferral to the new revenue guidance, and we are therefore required to adopt the new guidance on January 1, 2018 using one of the two prescribed retroactive methods. We are evaluating the impact of the amended revenue recognition guidance on our financial statements.

In February 2015, the FASB issued amended guidance on the model used to evaluate whether certain legal entities should be consolidated. This guidance is effective for the Company in the first quarter of 2016. We have adopted this guidance in the current period. There was no material impact of adoption.

In April 2015, the FASB issued amended guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim periods beginning after December 15, 2015. We have adopted this guidance in the current period. There was no material impact of adoption.

In February 2016, the FASB issued lease guidance, which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. Accounting by lessors will remain largely unchanged from current U.S. GAAP. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.

In March 2016, the FASB issued amended guidance on employee share-based payment accounting. This update involves several aspects of the accounting for share-based payment transactions, including income tax effects, forfeitures and classifications on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted in an interim or annual period; however, all amendments must be adopted at the same time. We are currently evaluating the impact of this guidance on our financial statements.

Note 3. Sale of SCP:

On March 22, 2016, we completed the sale of all of the issued and outstanding shares of the capital stock of SCP to Hong Kong King-Friend Pharmaceutical Co., Ltd., a subsidiary of Nanjing King-Friend Pharmaceutical Co., Ltd., (“NKF”), in exchange for $500. In connection with the closing of the transaction, we incurred additional charges related to employee severance, cumulative currency translation adjustments and transferred working capital, resulting in a loss of $6,341, net of the cash consideration we received.

Note 4. Sale of Product Rights:

During March 2016, we completed the sale of two product rights to NKF for cash consideration of $2,000 and recognized a gain of that amount in the first quarter. We have no continuing involvement in the manufacturing process of the products, nor do we have ongoing obligations related to the transfer of these product rights.

Note 5. Investments:

Our investments at March 31, 2016 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Carrying value	Cash and cash equivalents	Short term investments
Assets
Cash	$8,661	$—	$—	$8,661	$8,661	$—
Money market funds	3,843	—	—	3,843	3,843	—
Corporate/Government
bonds and notes	20,079	14	(7)	20,086	—	20,086

	$32,583	$14	$(7)	$32,590	$12,504	$20,086

Investments with continuous unrealized losses for less than twelve months and their related fair values at March 31, 2016 were as follows:

	Fair value	Unrealized losses
Corporate/Government	$8,071	$(7)
bonds and notes

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Because we do not currently intend to sell these investments, and it is not more likely than not that we will be required to sell our investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2016.

The original cost and estimated current fair value of our fixed-income securities at March 31, 2016 are set forth below.

	Cost basis	Estimated fair value
Due in one year or less	$11,355	$11,358
Due between one and five years	8,724	8,728

	$20,079	$20,086

Note 6. Inventories:

Inventories at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016			December 31, 2015
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory
Raw materials	$5,567	$6,050	$11,617	$4,855	$2,800	$7,655
Work in process	694	—	694	433	—	433
Finished goods	79,059	—	79,059	73,365	—	73,365
Inventory reserve	(5,227)	(2,729)	(7,956)	(5,000)	—	(5,000)

	$80,093	$3,321	$83,414	$73,653	$2,800	$76,453

We have $6,050 of pre-launch inventory, including $2,729 of active pharmaceutical ingredient related to Iron Sucrose, recorded in raw material inventory as of March 31, 2016. In December 2015, we received a Complete Response Letter (“CRL”) from the US FDA related to our ANDA for Iron Sucrose regarding our pending ANDA. We have completed our evaluation of the Complete Response Letter (“CRL”) from the US FDA with respect to our ANDA for Iron Sucrose, and have performed additional testing of pre-launch API to determine if it can be used to develop and receive FDA approval for commercial production. Based on this testing, we do not believe we will be able to commercialize our product based on its current formulation. As a result, we have reserved all remaining pre-launch raw material inventory related to Iron Sucrose as of March 31, 2016.

In the first quarter of 2016, we acquired $3,248 of pre-launch API. We have included this amount within Raw materials pending regulatory approval as we believe the approval and launch of the related product is probable.

Note 7. Property, plant and equipment

Property, plant and equipment at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015

Land and land improvements	$1,182	$1,102
Buildings and improvements	7,579	6,713
Machinery, equipment, furniture and fixtures	6,014	5,457
Computer software	3,770	3,776
Construction in process	9,610	6,535

	28,155	23,583
Less accumulated depreciation	(4,492)	(3,822)

	$23,663	$19,761

Depreciation expense was $563 and $1,427 for the three months ending March 31, 2016 and 2015, respectively.

Note 8. Goodwill and Intangible assets, net:

Goodwill at March 31, 2016 and December 31, 2015 was $26,574 and $25,184, respectively. There were no goodwill impairment losses for the three months ended March 31, 2016 and 2015, respectively.

Movements in goodwill were due to the following:

December 31, 2015	$25,184
Foreign currency movements	1,390

March 31, 2016	$26,574

Intangible assets at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016				December 31, 2015
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$4,533	$(3,096)	$1,437	$4,533	$(2,998)	$1,535
Product development rights	5,290	—	5,290	2,890	—	2,890
Purchased product rights and other	49,165	(6,434)	42,731	46,238	(5,087)	41,151

Total definite-lived intangible assets	$58,988	$(9,530)	$49,458	$53,661	$(8,085)	$45,576

In-process research and development (IPR&D)	$7,976	$—	$7,976	$7,590	$—	$7,590

Total intangible assets	$66,964	$(9,530)	$57,434	$61,251	$(8,085)	$53,166

The weighted-average period prior to the next extension or renewal for the 21 products comprising our product licensing rights intangible asset was 50 months at March 31, 2016.

Note 9. Investment in Sagent Agila:

Changes in our investment in Sagent Agila during the three months ended March 31, 2016 were as follows:

Investment in Sagent Agila at January 1, 2016	$7,108
Equity in net income of Sagent Agila	556

Investment in Sagent Agila at March 31, 2016	$7,664

Condensed statement of operations information of Sagent Agila is presented below.

	Three months ended March 31,
Condensed statement of operations information	2016	2015
Net revenues	$1,607	$3,074
Gross profit	1,112	1,770
Net income	1,112	1,770

Note 10. Debt:

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

On January 7, 2016, we amended and restated our Chase Agreement (the “Amended Chase Agreement”) by adding a Canadian tranche and joining Omega as a borrower. The Amended Chase Agreement adds a C$30,000 term loan (including a delayed draw term loan) to fund, among other things, Omega’s construction of a facility in Quebec. The Amended Chase Agreement also adds a C$10,000 revolving facility sublimit to the existing revolving facility, with the total revolving commitment amount remaining at $80,000. The applicable margins for the Canadian prime rate and Canadian Dollar Offered Rate (“CDOR”) revolving loans are the same as the base rate and Eurodollar rates for the U.S. revolving loans at 1.00% and 2.00%, respectively. The margins for the Canadian term loans are 1.25% and 2.25% for Canadian prime rate and CDOR, respectively. The commitment fee rate remains 0.25%. The fixed charge coverage ratio remains at 1.00 to 1.00. The Canadian term loans are to be repaid in certain increments pursuant to the Amended Chase Agreement as the facility in Quebec is completed.

As of March 31, 2016, there was $3,337 in borrowings outstanding under our Amended Chase Agreement, $1,568 on the term loan and $1,769 on the revolver, and we were in compliance with all covenants under the Amended Chase Agreement. Total availability under our Chase term loan facility was $21,607 (C$27,970) at March 31, 2016. Total availability under our Chase revolving loan facility was $78,131 at March 31, 2016, which is subject to adjustment on a monthly basis under our borrowing base calculation.

Credit facilities acquired under the Omega acquisition

In connection with the acquisition of Omega, we assumed a series of credit facilities and mortgages with the National Bank of Canada (“NBC”) and the Business Development Bank of Canada (“BDC”).

In January 2015, we paid off all amounts outstanding under the Omega operating credit facility, the Omega demand loan and the Omega decreasing revolving credit facility with available cash on hand.

Omega also had five mortgage loans with the BDC (collectively the “Omega mortgages”) which we assumed in connection with the acquisition. The Omega mortgages, which require monthly installments and which are secured by specific Omega buildings and equipment, range in amount from C$70 to C$1,250 ($62 to $1,114 as of the acquisition date) and bear interest at the lender’s prime rate (5% as of the acquisition date) plus a premium ranging from 0%—1.5%. The carrying value of the mortgages approximates fair value. The Omega mortgages matured at various times from August 2019 through November 2036. In January 2016, in connection with entering the Amended Chase Agreement, we repaid the Omega mortgages in full, and refinanced them under the Chase term loan.

Note 11. Accrued liabilities:

Accrued liabilities at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Payroll and employee benefits	$3,998	$6,512
Sales and marketing	7,224	7,308
Taxes payable	170	131
Other accrued liabilities	2,453	1,755

	$13,845	$15,706

Note 12. Fair value measurements:

Assets measured at fair value on a recurring basis as of March 31, 2016 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$3,843	$3,843	$—	$—

Corporate bonds and notes	20,086	—	20,086	—

Short-term investments	$20,086	$—	$20,086	$—

Total assets	$23,929	$3,843	$20,086	$—

Liabilities
Contingent purchase consideration	$50	$—	$—	$50

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

Assets measured at fair value on a recurring basis as of December 31, 2015 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$13,838	$13,838	$—	$—

Corporate bonds and notes	20,060	—	20,060	—

Short-term investments	$20,060	$—	$20,060	$—

Total assets	$33,898	$13,838	$20,060	$—

Liabilities
Contingent purchase consideration	$50	$—	$—	$50

There were no transfers of assets between Level 1, Level 2 or Level 3 during the periods presented.

The contingent consideration is fixed at $50 if product approval is not achieved by June 30, 2016; the fair value is $50 using a probability weighting approach that considered the possible outcomes based on assumptions related to the timing and probability of the Cisatracurium product approval date. There were no changes in the fair value of our contingent purchase consideration measured using significant unobservable inputs (Level 3), during the three months ending March 31, 2016.

Note 13. Accumulated other comprehensive income (loss):

Accumulated other comprehensive income (loss) at March 31, 2016 and December 31, 2015 is comprised of the following:

	March 31, 2016	December 31, 2015
Currency translation adjustment, net of tax	$(11,174)	$(17,414)
Unrealized gains (losses) on available for sale securities, net of tax	7	(68)

Total accumulated other comprehensive loss	$(11,167)	$(17,482)

The table below presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the period ended March 31, 2016.

Type of reclassification	Amount reclassified from accumulated other comprehensive income	Affected line item in the condensed consolidated statement of operations
Currency translation adjustment – reclassification of cumulative currency translation gain	$1,426	Loss on sale of SCP

Total reclassification for the three months ended March 31, 2016, net of tax	$1,426

Note 14. Earnings per share:

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, 2,418,562 and 2,848,026 common share equivalents, comprised of unvested restricted stock and unexercised stock options, have been excluded from the calculation of diluted earnings per share for the periods ended March 31, 2016 and 2015, respectively.

The table below presents the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Basic and dilutive numerator:
Net loss, as reported	$(4,988)	$(1,894)

Denominator:
Weighted-average common shares outstanding - basic (in thousands)	32,829	32,043
Net effect of dilutive securities:
Stock options and restricted stock	—	—

Weighted-average common shares outstanding - diluted (in thousands)	32,829	32,043

Net loss per common share (basic)	$(0.15)	$(0.06)

Net loss per common share (diluted)	$(0.15)	$(0.06)

Note 15. Stock-based compensation:

The following tables set forth stock option and restricted stock activity for the three months ended March 31, 2016:

	Number of Shares
	Stock options	Restricted stock
Outstanding at January 1, 2016	1,679,039	180,208
Granted	537,955	169,580
Exercised	—	(47,340)
Forfeited	(95,637)	(5,243)

Outstanding at March 31, 2016	2,121,357	297,205

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2015 was $1,550. There were no stock options exercised during the three months ended March 31, 2016.

Note 16. Net revenue by product:

Net revenue by therapeutic class is as follows:

	Three months ended March 31,
	2016	2015
Therapeutic class:
Anti-infective	$28,032	$31,558
Critical care	28,448	29,909
Oncology	11,315	21,178

	$67,795	$82,645

Note 17. Related party transactions:

As of March 31, 2016 and December 31, 2015, respectively, we had a receivable of $2,677 and $2,678 from Sagent Agila LLC, which is expected to offset future profit-sharing payments. As of March 31, 2016 and December 31, 2015, respectively, we had a payable of $14,392 and $13,754 to Sagent Agila LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements.

Note 18. Income Taxes:

Our benefit for income taxes for the three months ended March 31, 2016 was $1,266 and our provision for income taxes for the three months ended March 31, 2015 was $319. Included within the first quarter 2016 tax benefit are $1,064 of discrete tax benefits related to the completion of the sale of SCP.

Note 19. Commitments and contingencies:

From time to time, we are subject to claims and litigation arising in the ordinary course of business. These claims may include assertions that our products infringe existing patents and claims that the use of our products has caused personal injuries. We intend to vigorously defend any such litigation that may arise under all defenses that would be available to us. At this time, there are no proceedings of which we are aware that are considered likely to have a material adverse effect on our consolidated financial position or results of operations.

Note 20. Management transition:

In 2015, we incurred costs related to the transition of our senior management team, following the retirement of our founder and Chief Executive Officer and resignation of our President in March 2015, and the elimination of certain positions in the US as part of the ongoing review of our business. Costs associated with these matters for the three months ended March 31, 2015, primarily severance related charges, totaled $3,308.

Of the charges incurred in 2015, $451 were paid during the quarter ended March 31, 2016 related to ongoing severance obligations. Total costs accrued within the Accounts Payable and Accrued liabilities captions of the balance sheet at March 31, 2016 were $723. No costs were incurred in the three months ended March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report and with our audited financial statements and the notes found in our most recent Annual Report on Form 10-K filed with the SEC on March 7, 2016. Unless otherwise noted, all dollar amounts are in thousands.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “could have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, our product pipeline and anticipated product approvals or the expected outcome or impact of pending or threatened litigation are forward-looking statements. In addition, this report contains forward-looking statements regarding the adequacy of our current cash balances to fund our ongoing operations; our utilization of our net operating loss carryforwards; and our ability to realize the expected benefits from our acquisition of Omega.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to a number of risks and uncertainties, and the cautionary statements set forth below, as well as elsewhere in this Quarterly Report on Form 10-Q, and those contained in Item 1A under the heading “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 7, 2016, identify important factors that could cause actual results to differ materially from those indicated by our forward-looking statements. Such factors, include, but are not limited to:

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

On June 4, 2013, we acquired the remaining 50% equity interest in Kanghong Sagent (Chengdu) Pharmaceutical Co. Ltd. from our former joint venture partner. In August 2013, we formally changed the name of this entity to Sagent (China) Pharmaceuticals Co., Ltd. (“SCP”). On December 29, 2015, our Board of Directors authorized the Company to proceed with a sale of all of the Company’s interests in SCP. On March 22, 2016, the Company completed the sale of all of the issued and outstanding shares of the capital stock of SCP to Hong Kong King-Friend Pharmaceutical Co., Ltd., a subsidiary of Nanjing King-Friend Pharmaceutical Co., Ltd., (“NKF”), at which time SCP ceased to be a subsidiary of the Company.

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

Management uses segment information to evaluate segment performance and allocate resources. Since the acquisition of Omega in the fourth quarter of 2014, we have operated in two reportable segments comprised of operations organized geographically in the United States (Sagent US segment) and Canada (Omega segment). Effective March 2016, we completed the disposal of the SCP manufacturing facility, which was a component of the Sagent US segment, reorganized our internal reporting responsibilities with our new EVP-Global Operations, and continued to align our strategic focus to integrate our Canadian business to support the manufacturing and sale of products. Following these events, our Chief Executive Officer now focuses his review of financial performance and allocation of resources on the operations of the consolidated Company. As a result, we began operating in a single reportable segment, which develops, sources, manufactures and markets affordable generic pharmaceutical products to the hospital market. We continue to operate with two reporting units, which comprise the single reportable segment.

Non-GAAP Financial Measures

We report our financial results in accordance with accounting principles generally accepted in the United States (“GAAP”).

Adjusted Gross Profit

We use the non-GAAP financial measure “Adjusted Gross Profit” and corresponding ratios. We define Adjusted Gross Profit as gross profit plus our share of the gross profit earned through our Sagent Agila joint venture which is included in the Equity in net (income) loss of joint ventures line on the consolidated statements of operations and the impact of product-related non-cash charges arising from business combinations. We believe that Adjusted Gross Profit is relevant and useful supplemental information for our investors. Our management believes that the presentation of this non-GAAP financial measure, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measure, provides a more complete understanding of the factors and trends affecting Sagent than could be obtained absent these disclosures. Management uses Adjusted Gross Profit and corresponding ratios to make operating and strategic decisions and evaluate our performance. We have disclosed this non-GAAP financial measure so that our investors have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that Adjusted Gross Profit provides a useful supplemental tool to consistently evaluate the profitability of our products that have profit sharing arrangements. The limitation of this measure is that it includes an item that does not have an impact on our GAAP reported gross profit. The best way that this limitation can be addressed is by using Adjusted Gross Profit in combination with our GAAP reported gross profit. Because Adjusted Gross Profit calculations may vary among other companies, the Adjusted Gross Profit figures presented below may not be comparable to similarly titled measures used by other companies. Our use of Adjusted Gross Profit is not meant to and should not be considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the following tables reconciling Adjusted Gross Profit to our GAAP reported gross profit for the periods presented (dollars in thousands).

	Three months ended March 31,				% of net revenue, three months ended March 31,
	2016	2015	$ Change	% Change	2016	2015	% Change
Adjusted Gross Profit	$17,403	$23,450	$(6,047)	-26%	25.7%	28.4%	-2.7%
Sagent portion of gross profit earned by Sagent Agila joint venture	556	885	(329)	-37%	0.8%	1.1%	-0.3%
Product-related non-cash charges arising from business combinations	—	640	(640)	n/m	0.0%	0.8%	-0.8%

Gross Profit	$16,847	$21,925	$(5,078)	-23%	24.8%	26.5%	-1.7%

EBITDA and Adjusted EBITDA

We use the non-GAAP financial measures “EBITDA” and “Adjusted EBITDA” and corresponding growth ratios. We define EBITDA as net income (loss) less interest expense, net of interest income, provision for income taxes, depreciation and amortization. We define Adjusted EBITDA as net income (loss) less interest expense, net of interest income, provision for income taxes, depreciation and amortization, stock-based compensation expense, management transition related costs, acquisition-related costs, the impact of unrealized foreign currency gains or losses, the impact of product-related non-cash charges arising from business combinations, the impact of SCP operations while classified as held for sale, the loss on the sale of SCP, and the gain on the sale of product rights. We believe that EBITDA and Adjusted EBITDA are relevant and useful supplemental information for our investors. Our management believes that the presentation of these non-GAAP financial measures, when considered together with our GAAP financial measures and the reconciliation to the most directly comparable GAAP financial measures, provides a more complete understanding of the factors and trends affecting Sagent than could be obtained absent these disclosures. Management uses EBITDA, Adjusted EBITDA and corresponding ratios to make operating and strategic decisions and evaluate our performance. We have disclosed these non-GAAP financial measures so that our investors have the same financial data that management uses with the intention of assisting you in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that EBITDA and Adjusted EBITDA are useful supplemental tools to evaluate the underlying operating performance of the company on an ongoing basis. The limitation of these measures is that they exclude items that have an impact on our GAAP reported net income (loss). The best way that these limitations can be addressed is by using EBITDA and Adjusted EBITDA in combination with our GAAP reported net income (loss). Because EBITDA and Adjusted EBITDA calculations may vary among other companies, the EBITDA and Adjusted EBITDA figures presented below may not be comparable to similarly titled measures used by other companies. Our use of EBITDA and Adjusted EBITDA is not meant to and should not be considered in isolation or as a substitute for, or superior to, any GAAP financial measure. You should carefully evaluate the following tables reconciling EBITDA and Adjusted EBITDA to our GAAP reported net income (loss) for the periods presented (dollars in thousands).

	Three months ended March 31,
	2016	2015	$ Change	% Change
Adjusted EBITDA	$1,683	$9,007	$(7,324)	-81%
Stock-based compensation expense	1,037	1,090	(53)	-5%
Management transition costs	—	3,308	(3,308)	n/m
Acquisition-related costs	1,398	1,251	147	-12%
Unrealized foreign exchange (gains) losses[2]	(973)	915	(1,888)	n/m
Product-related non-cash charges arising from business combinations	—	640	(640)	n/m
Operations of SCP while held for sale[3]	346	—	346	n/m
Loss on the sale of SCP[4]	6,341	—	6,341	n/m
Gain on the sale of product rights[5]	(2,000)	—	(2,000)	n/m

EBITDA	$(4,466)	$1,803	$(6,269)	n/m

Depreciation and amortization expense[1]	1,703	3,073	(1,370)	-45%
Interest expense, net	85	305	(220)	-72%
Provision (benefit) for income taxes	(1,266)	319	(1,585)	n/m

Net income (loss)	$(4,988)	$(1,894)	$(3,094)	n/m

[1]	Amortization expense excludes $34 and $16 of amortization in the three months ended March 31, 2016 and 2015, respectively, related to deferred financing fees, which is included within interest expense and other in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015.
[2]	Unrealized foreign exchange (gains) losses reflect the impact of foreign currency movements on intercompany loans, primarily related to the devaluation of the US dollar relative to the Canadian dollar in the current period and the inverse in the prior year period, and are included in Interest income and other income (expense), net, in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015.
[3]	Operations of SCP while classified as held for sale reflects the operational activity of SCP during the period. Our Board approved a plan of sale related to SCP on December 29, 2015.
[4]	Loss on the sale of SCP reflects the completion of the SCP sale transaction and the elimination the operations assets and liabilities from our financial statements as of March 22, 2016.
[5]	Gain on the sale of product rights reflects the completion of the sale transaction and the benefit received from selling certain product rights.

Discussion and Analysis

Consolidated results of operations

The following compares our consolidated results of operations for the three months ended March 31, 2016 with those of the three months ended March 31, 2015:

	Three months ended March 31,
	2016	2015	$ change	% change
Net revenue	$67,795	$82,645	$(14,850)	-18%
Cost of sales	50,948	60,720	(9,772)	-16%

Gross profit	16,847	21,925	(5,078)	-23%
Gross profit as % of net revenue	24.8%	26.5%
Operating expenses:
Product development	6,757	5,315	1,442	27%
Selling, general and administrative	12,124	13,125	(1,001)	-8%
Acquisition-related costs	1,398	1,251	147	12%
Management transition costs	—	3,308	(3,308)	n/m
Equity in net income of joint ventures	(556)	(885)	(329)	-37%

Total operating expenses	19,723	22,114	(2,391)	-11%
Loss on the sale of SCP	6,341	—	6,341	n/m
Gain on the sale of product rights	(2,000)	—	(2,000)	n/m

Loss from operations	(7,217)	(189)	(7,028)	n/m
Interest income and other income (expense), net	1,094	(1,056)	2,150	n/m
Interest expense	(131)	(330)	(199)	-60%

Loss before income taxes	(6,254)	(1,575)	(4,679)	n/m
Provision (benefit) for income taxes	(1,266)	319	1,585	n/m

Net loss	$(4,988)	$(1,894)	$(3,094)	n/m

Net loss per common share:
Basic	$(0.15)	$(0.06)	$(0.09)	n/m
Diluted	$(0.15)	$(0.06)	$(0.09)	n/m

Net revenue: Net revenue for the three months ended March 31, 2016 totaled $67.8 million, a decrease of $14.9 million, or 18%, as compared to $82.6 million for the three months ended March 31, 2015. The launch of two new products since March 31, 2015 contributed $1.9 million in the first quarter of 2016. Net revenue for products launched prior to March 31, 2015 decreased $16.8 million, or 23%, to $58.1 million in the first quarter of 2016, due primarily to the annualization of price declines on the base business and reductions in demand for our anti-infective portfolio, given the weakness in cold and flu related illness during the quarter.

Cost of sales: Cost of goods sold for the three months ended March 31, 2016 totaled $50.9 million, a decrease of $9.8 million, or 16%, as compared to $60.7 million for the three months ended March 31, 2015. Gross profit as a percentage of net revenues was 24.8% for the three months ended March 31, 2016 compared to 26.5% for the three months ended March 31, 2015. Adjusted Gross Profit as a percentage of net revenue was 25.7% for the three months ended March 31, 2016, and 28.4% for the three months ended March 31, 2015. The decrease in gross profit as a percentage of net revenue is primarily due to the impact of the annualization of price declines on the base business.

Product development: Product development expense for the three months ended March 31, 2016 totaled $6.8 million, an increase of $1.4 million, or 27%, as compared to $5.3 million for the three months ended March 31, 2015. The increase in product development expense is primarily due to $2.7 million write-off of API inventory based upon an in-depth evaluation of our ANDA pipeline and termination of our current Iron Sucrose development initiative.

As of March 31, 2016, our new product pipeline included 62 ANDAs which we had filed, or licensed rights to, that were under review by the FDA and nine ANDAs that have been recently approved and were pending commercial launch. We also had an additional 30 products under initial development at March 31, 2016.

Selling, general and administrative: Selling, general and administrative expenses for the three months ended March 31, 2016, totaled $12.1 million, a decrease of $1.0 million, or 8%, as compared to $13.1 million for the three months ended March 31, 2015. The decrease in selling, general and administrative expense was primarily due to lower public company-related costs. Selling, general and administrative expense as a percentage of net revenue was 18% and 16% for the three months ended March 31, 2016 and 2015, respectively.

Acquisition-related costs: Acquisition-related costs for the three months ended March 31, 2016 totaled $1.4 million, an increase of $0.1 million, or 12%, as compared to $1.3 million for the three months ended March 31, 2015. Acquisition related costs in both periods were primarily for legal and financial advisory costs associated with the evaluation of potential transactions.

Management transition costs: No management transition costs were incurred in the three months ended March 31, 2016. Management transition costs for the three months ended March 31, 2015 totaled $3.3 million.

Equity in net income of joint ventures: Equity in net income of joint ventures for the three months ended March 31, 2016 totaled $0.6 million, a decrease of $0.3 million as compared to $0.9 million for the three months ended March 31, 2015, related to a decrease in sales of Sagent Agila products during the three months ended March 31, 2016.

Loss on the sale of SCP: The sale of the SCP to NKF closed, which resulted in a loss on sale of $6.3 million incurred in the period ended March 31, 2016.

Gain on the sale of product rights: We sold the rights to two products during the first quarter for cash consideration of $2.0 million. We recognized a gain on sale of $2.0 million related to the transaction.

Interest income and other income (expense), net: Interest income and other income (expense), net for the three months ended March 31, 2016 totaled $1.1 million of income, as compared to $1.1 million of expense in the three months ended March 31, 2015. The increase in income relates primarily to $1.0 million of unrealized foreign exchange gains on intercompany financing, primarily related to the devaluation of the US dollar versus the Canadian dollar compared to March 31, 2015.

Interest expense: Interest expense for the three months ended March 31, 2016 totaled $0.1 million, a decrease of $0.2 million, or 60%, as compared to $0.3 million for the three months ended March 31, 2015.

Provision for income taxes: Our provision for income taxes for the three months ended March 31, 2016 was a benefit of $1.3 million, an increase of $1.6 million as compared to expense of $0.3 million in the three months ended March 31, 2015.

Net loss and diluted net loss per common share: The net loss for the three months ended March 31, 2016 was $5.0 million, as compared to net loss of $1.9 million for the three months ended March 31, 2015. Diluted net loss per common share increased by $0.09. The decrease in diluted net earnings (loss) per common share is due to the following factors:

Diluted EPS for the three months ended March 31, 2015	$(0.06)
Decrease in operations	(0.09)
Increase in common shares outstanding	—

Diluted EPS for the three months ended March 31, 2016	$(0.15)

Liquidity and Capital Resources

Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, launching the products that have been recently approved and are pending commercial launch or are pending approval as of March 31, 2016, successfully identifying and sourcing other new product opportunities, capital expansion at our Omega facility and further business development activity.

Based on our existing business plan, we expect that cash, cash equivalents and short-term investments, together with operating cash flows and borrowings available under our existing Chase loan facilities, will be sufficient to fund our planned operations, the continued development of our product pipeline, investments in working capital, and capital expansion at our Omega facility, for at least the next 12 months. However, we may require additional funds in the event that we change our business plan, pursue additional strategic transactions, including the acquisition of businesses or products, or encounter unexpected developments, including unforeseen competitive conditions within our product markets, changes in the general economic climate, changes in the regulatory environment, the loss of or negative developments affecting key relationships with suppliers, group purchasing organizations or end-user customers or other unexpected developments that may have a material effect on the cash flows or results of operations of our business.

To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings or debt financings, which may not be available to us on terms we consider acceptable or at all. Our ability to raise additional funding, if necessary, is subject to a variety of factors that we cannot predict with certainty, including our future results of operations, our relative levels of debt and equity, the volatility and overall condition of the capital markets and the market prices of our securities. Debt financing, if available, may only be available to us on less favorable terms than our existing Chase loan facilities, including higher interest rates or greater exposure to interest rate risk. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders.

If additional funding is not available, we may be required to terminate, significantly modify or delay the development or commercialization of new products and may not be able to achieve the expansion of our Omega facility. We may elect to raise additional funds even before we need them if we believe that the conditions for raising capital are favorable.

Cash Flows

Overview

On March 31, 2016, cash, cash equivalents and short term investments totaled $32.6 million. Working capital totaled $101.4 million and our current ratio (current assets to current liabilities) was approximately 2.3 to 1.0.

Sources and Uses of Cash

Operating activities: Net cash used in operating activities was $16.6 million for the three months ended March 31, 2016, compared with net cash provided by operating activities of $3.0 million during the three months ended March 31, 2015. The decrease in cash provided by operations was primarily due to incremental working capital investment during the first quarter of 2016.

Investing activities: Net cash used in investing activities was $2.0 million for the three months ended March 31, 2016, primarily related to capital expenditures and net cash settlement in the sale of SCP. Net cash used in investing activities of $3.8 million during the three months ended March 31, 2015 primarily related to capital expenditures and the net change in our short-term investments.

Financing activities: Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2016, primarily related to borrowings on our Amended Chase Agreement facilities, offset by the repayment of the then outstanding balance of the Omega mortgages. Net cash used in financing activities for the three months ended March 31, 2015 was $5.3 million, primarily related to repayment in of the then outstanding balance of our NBC Loans.

Credit facilities

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

On January 7, 2016, we amended and restated the Chase Agreement with Chase (the “Amended Chase Agreement”) by adding a Canadian tranche and joining Omega as a borrower. The Amended Chase Agreement adds a C$30.0 million term loan (including a delayed draw term loan) to fund, among other things, Omega’s construction of a facility in Quebec. The Amended Chase Agreement also adds a C$10.0 million revolving facility sublimit to the existing revolving facility, with the total revolving commitment amount remaining at $80.0 million. The applicable margins for the Canadian prime rate and Canadian Dollar Offered Rate (“CDOR”) revolving loans are the same as the base rate and Eurodollar rates for the U.S. revolving loans at 1.00% and 2.00%, respectively. The margins for the Canadian term loans are 1.25% and 2.25% for Canadian prime rate and CDOR, respectively. The commitment fee rate remains 0.25%. The fixed charge coverage ratio remains at 1.00 to 1.00. The Canadian term loans are to be repaid in certain increments pursuant to the Amended Chase Agreement as the facility in Quebec is completed.

As of March 31, 2016, there was $3.3 million in borrowings outstanding under our Amended Chase Agreement, $1.6 million on the term loan and $1.8 million on the revolver, and we were in compliance with all covenants under this loan agreement. Total availability under our Chase term loan facility was $21.6 million (C$28.0 million) at March 31, 2016. Total availability under our Chase Agreement was $78.1 million at March 31, 2016, which is subject to adjustment on a monthly basis under our borrowing base calculation.

Omega credit facilities

In connection with the acquisition of Omega on October 1, 2014, we assumed a series of credit facilities and mortgages with the National Bank of Canada (“NBC”) and the Business Development Bank of Canada (“BDC”).

In January 2015, we paid off all amounts outstanding under the Omega operating credit facility, the Omega demand loan and the Omega decreasing revolving credit facility with available cash on hand.

Omega also had five mortgage loans with the BDC (collectively the “Omega mortgages”) which we assumed in connection with the acquisition. The Omega mortgages, which require monthly installments and which are secured by specific Omega buildings and equipment, range in amount from C$0.1 million to C$1.3 million ($0.1 million to $1.1 million as of the acquisition date) and bear interest at the lender’s prime rate (5% as of the acquisition date) plus a premium ranging from 0% - 1.5%. The Omega mortgages mature at various times from August 2019 through November 2036. In January 2016, in connection with entering the Amended Chase Agreement, we repaid the Omega mortgages in full, and refinanced them under the Chase term loan.

Aggregate Contractual Obligations

As of March 31, 2016, there were no material changes to the contractual obligations information provided in Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on March 7, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016, we were not party to any off-balance sheet arrangements, nor have we created any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. With the exception of operating leases, we do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into or disclosed on our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

For a discussion of critical accounting policies affecting us, see the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and under Note 1 to our consolidated financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on March 7, 2016.

There have been no other material changes to the Company’s critical accounting policies and estimates since December 31, 2015.

New Accounting Guidance

In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB approved a one year deferral to the new revenue guidance, and we are therefore required to adopt the new guidance on January 1, 2018 using one of the two prescribed retroactive methods. We are evaluating the impact of the amended revenue recognition guidance on our financial statements.

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

In February 2016, the FASB issued lease guidance, which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. Accounting by lessors will remain largely unchanged from current U.S. GAAP. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.

In March 2016, the FASB issued amended guidance on employee share-based payment accounting. This update involves several aspects of the accounting for share-based payment transactions, including income tax effects, forfeitures and classifications on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted in an interim or annual period; however, all amendments must be adopted at the same time. We are currently evaluating the impact of this guidance on our financial statements.

Contingencies

See Note 18. Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our market risks relate primarily to changes in interest rates and currency fluctuations between the Canadian dollar and US dollar, as the assets, liabilities and transactions of our international operations are generally recorded in the local currency of each of our legal entities.

The revolving and term loan facilities under our Amended Chase Agreement bear floating interest rates that are tied to LIBOR or an alternate rate, and therefore, our statements of operations and our cash flows are exposed to changes in interest rates. Based on the amounts outstanding at March 31, 2016, a one percentage point increase in LIBOR would increase our ongoing interest expense by less than $0.1 million per year, and a 10% strengthening of the Canadian dollar relative to the US dollar, would increase our ongoing interest expense by less than $0.1 million per year. We historically have not engaged in hedging activities related to our interest rate or foreign exchange risks.

At March 31, 2016, we had cash and cash equivalents and short-term investments of $12.5 million and $20.1 million, respectively. Our cash and cash equivalents are held primarily in cash and money market funds, and our short-term investments are held primarily in corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (a) were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officerand Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting.

Management, together with our Chief Executive Officer and our Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the quarter ended March 31, 2016. We determined that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to claims and litigation arising in the ordinary course of business. These claims may include assertions that our products infringe existing patents and claims that the use of our products has caused personal injuries. We intend to vigorously defend any such litigation that may arise under all defenses that would be available to us. At this time, there are no proceedings of which we are aware that are considered likely to have a material adverse effect on our consolidated financial position or results of operations.

Item 1A. Risk Factors.

There were no material changes during the three months ended March 31, 2016 to the risk factors previously disclosed under Item 1A entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 7, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities during the Quarter ended March 31, 2016

There are currently no share repurchase programs authorized by our Board of Directors. We did not repurchase any shares of our common stock during the quarter ended March 31, 2016.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.3	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

10.1*+	Employment Agreement dated March 14, 2016, by and among Sagent Pharmaceuticals, Inc., and J. Frank Harmon.

10.2*+	Employment Agreement dated April 4, 2016, by and among Sagent Pharmaceuticals, Inc., and Sean Brynjelsen.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following materials from Sagent’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and (vi) document and entity information.

*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAGENT PHARMACEUTICALS INC.

/s/ Jonathon M. Singer
Jonathon M. Singer Executive Vice President and Chief Financial Officer

May 3, 2016