Form 10-Q
period 2016-06-30
Sagent Pharmaceuticals, Inc.
filed 2016-08-05
CIK 1369786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At July 29, 2016, there were 32,910,475 shares of the registrant’s common stock outstanding.

Sagent Pharmaceuticals, Inc.

In this report, “Sagent,” “we,” “us,” “our” and the “Company” refers to Sagent Pharmaceuticals, Inc. and subsidiaries, and “Common Stock” refers to Sagent’s common stock, $0.01 par value per share.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,524	$28,962
Short-term investments	20,164	20,060
Accounts receivable, net of chargebacks and other deductions	50,110	51,425
Inventories, net	86,532	76,453
Due from related party	2,754	2,678
Prepaid expenses and other current assets	9,934	7,388
Assets held for sale	—	4,626
Total current assets	185,018	191,592
Property, plant, and equipment, net	28,310	19,761
Investment in joint ventures	7,850	7,108
Goodwill	26,556	25,184
Intangible assets, net	57,752	53,166
Non-current deferred tax assets	52,116	50,808
Other assets	1,411	2,113
Total assets	$359,013	$349,732
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$48,670	$43,703
Due to related party	15,992	13,754
Accrued profit sharing	6,209	7,582
Accrued liabilities	14,951	15,706
Liabilities held for sale	—	2,910
Total current liabilities	85,822	83,655
Long term liabilities:
Long-term debt	5,978	1,623
Deferred income taxes	12,058	12,021
Other long-term liabilities	1,319	1,340
Total liabilities	105,177	98,639
Stockholders’ equity:
Common stock—$0.01 par value, 100,000,000 authorized, and 32,851,263 and 32,801,896 outstanding at June 30, 2016 and December 31, 2015, respectively	329	328
Additional paid-in capital	369,227	367,235
Accumulated other comprehensive income (loss)	(11,227)	(17,482)
Accumulated deficit	(104,493)	(98,988)
Total stockholders’ equity	253,836	$251,093
Total liabilities and stockholders’ equity	$359,013	$349,732

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net revenue	$71,721	$77,345	$139,516	$159,990
Cost of sales	54,368	58,904	105,316	119,624
Gross profit	17,353	18,441	34,200	40,366
Operating expenses:
Product development	6,630	5,419	13,387	10,734
Selling, general and administrative	11,726	11,410	23,851	24,535
Acquisition-related costs	1,452	70	2,850	1,321
Management transition costs	—	644	—	3,952
Equity in net (income) of joint ventures	(186)	(293)	(742)	(1,178)
Total operating expenses	19,622	17,250	39,346	39,364
Loss on sale of SCP	—	—	6,341	—
Gain on sale of product rights	(1,800)	—	(3,800)	—
Income (loss) from operations	(469)	1,191	(7,687)	1,002
Interest income and other income (expense), net	3	516	1,096	(540)
Interest expense	(101)	(132)	(233)	(462)
Income (loss) before income taxes	(567)	1,575	(6,824)	—
Provision (benefit) for income taxes	(52)	1,831	(1,319)	2,150
Net loss	$(515)	$(256)	$(5,505)	$(2,150)
Net loss per common share:
Basic	$(0.02)	$(0.01)	$(0.17)	$(0.07)
Diluted	$(0.02)	$(0.01)	$(0.17)	$(0.07)
Weighted-average of shares used to compute net income per common share:
Basic	32,856	32,161	32,843	32,102
Diluted	32,856	32,161	32,843	32,102

See accompanying notes to condensed consolidated financial statements.

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(515)	$(256)	$(5,505)	$(2,150)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(62)	2,266	4,752	(4,772)
Reclassification of cumulative currency translation gain	—	—	1,426	—
Unrealized gains (losses) on available for sale securities	2	(5)	77	25
Total other comprehensive income (loss), net of tax	(60)	2,261	6,255	(4,747)
Comprehensive income (loss)	$(575)	$2,005	$750	$(6,897)

See accompanying notes to condensed consolidated financial statements

Sagent Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(5,505)	$(2,150)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,415	6,127
Stock-based compensation	1,899	1,925
Equity in net (income) loss of joint ventures	(742)	(1,178)
Deferred income taxes, net	(2,117)	800
Sale of SCP	6,184	—
Other	77	(88)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,186)	(1,634)
Inventories, net	(9,353)	(10,649)
Prepaid expenses and other current assets	(2,159)	(1,446)
Due from related party	(76)	1,068
Accounts payable and other accrued liabilities	(4,234)	5,530
Net cash used in operating activities	(14,797)	(1,695)
Cash flows from investing activities
Capital expenditures	(6,052)	(3,193)
Purchases of investments	(7,216)	(5,221)
Sale of investments	7,100	3,450
Net reduction in cash due to sale of SCP	(1,694)	—
Sale of product rights	3,800	—
Purchase of product rights	—	(768)
Net cash used in investing activities	(4,062)	(5,732)
Cash flows from financing activities
Increase (reduction) in short-term borrowings	—	(5,189)
Issuance of long-term debt	7,966	—
Repayment of long-term debt	(3,158)	(340)
Payment of deferred financing costs	(202)	(106)
Proceeds from issuance of common stock, net of issuance costs	93	8,416
Net cash provided by financing activities	4,699	2,781
Effect of exchange rate movements in cash	722	(42)
Net decrease in cash and cash equivalents	(13,438)	(4,688)
Cash and cash equivalents, at beginning of period	28,962	55,633
Cash and cash equivalents, at end of period	$15,524	$50,945
Supplemental disclosure of cash flow information
Acquisition of property, plant and equipment in accounts payable	2,242	(317)
Acquisition of intangibles in accounts payable	2,400	—

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

Note 2: Recent Accounting Pronouncements

In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB approved a one year deferral to the new revenue guidance, and we are therefore required to adopt the new guidance on January 1, 2018 using one of the two prescribed retroactive methods. We are evaluating the impact of the amended revenue recognition guidance on our financial statements and related disclosures.

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

In February 2016, the FASB issued lease guidance, which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. Accounting by lessors will remain largely unchanged from current U.S. GAAP. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are evaluating the impact of the lease guidance on our financial statements and related disclosures.

In March 2016, the FASB issued amended guidance on employee share-based payment accounting. This update involves several aspects of the accounting for share-based payment transactions, including income tax effects, forfeitures and classifications on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted in an interim or annual period; however, all amendments must be adopted at the same time. We are evaluating the impact of this guidance on our financial statements.

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

Note 4. Sale of Product Rights:

During March 2016, we completed the sale of two product rights to NKF for cash consideration of $2,000.  We recognized a gain on sale of $2,000 related to the transaction, as we have no further continuing involvement in the sale, marketing, or manufacturing process of the products.

During June 2016, we completed the sale of one product right for cash consideration of $1,800.  We recognized a gain on sale of $1,800 related to the transaction, as we have no further continuing involvement in the sale, marketing, or manufacturing process of the product.

Note 5. Investments:

Our investments at June 30, 2016 were comprised of the following:

	Cost basis	Unrealized gains	Unrealized losses	Carrying value	Cash and cash equivalents	Short term investments
Assets
Cash	$12,834	$—	$—	$12,834	$12,834	$—
Money market funds	2,690	—	—	2,690	2,690	—
Commercial paper	1,000	—	—	1,000	—	1,000
Corporate/Government bonds and notes	19,154	16	(6)	19,164	—	19,164
	$35,678	$16	$(6)	$35,688	$15,524	$20,164

Investments with continuous unrealized losses for less than twelve months and their related fair values at June 30, 2016 were as follows:

	Fair value	Unrealized losses
Corporate/Government bonds and notes	$10,429	$(6)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Because we do not currently intend to sell these investments, and it is not more likely than not that we will be required to sell our investments before recovery of their amortized cost basis, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2016.

The original cost and estimated current fair value of our fixed-income securities at June 30, 2016 are set forth below.

	Cost basis	Estimated fair value
Due in one year or less	$10,429	$10,428
Due between one and five years	9,725	9,736
	$20,154	$20,164

Note 6. Inventories:

Inventories at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016			December 31, 2015
	Approved	Pending regulatory approval	Inventory	Approved	Pending regulatory approval	Inventory
Raw materials	$6,458	$6,028	$12,486	$4,855	$2,800	$7,655
Work in process	853	—	$853	433	—	433
Finished goods	83,170	—	$83,170	73,365	—	73,365
Inventory reserve	(7,214)	(2,763)	$(9,977)	(5,000)	—	(5,000)
	$83,267	$3,265	$86,532	$73,653	$2,800	$76,453

In the first quarter of 2016, we acquired $3,248 of pre-launch API related to one of the products in our development pipeline.  This amount is included in Raw materials pending regulatory approval as we believe the approval and launch of the related product is probable.

Note 7. Property, plant and equipment

Property, plant and equipment at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Land and land improvements	$1,181	$1,102
Buildings and improvements	7,572	6,713
Machinery, equipment, furniture and fixtures	6,114	5,457
Computer Software	3,840	3,776
Construction in process	14,596	6,535
	33,303	23,583
Less accumulated depreciation	(4,993)	(3,822)
	$28,310	$19,761

Depreciation expense was $504 and $1,067 for the three and six months ended June 30, 2016, respectively.

Note 8. Goodwill and Intangible assets, net:

Goodwill at June 30, 2016 and December 31, 2015 was $26,556 and $25,184, respectively.  There were no goodwill impairment losses for the three or six months ended June 30, 2016 and 2015, respectively.

Movements in goodwill were due to the following:

December 31, 2015	$25,184
Foreign currency movements	1,372
June 30, 2016	$26,556

Intangible assets at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Intangible assets, net	Gross carrying amount	Accumulated amortization	Intangible assets, net
Product licensing rights	$4,583	$(3,192)	$1,391	$4,533	$(2,998)	$1,535
Product development rights	6,722	—	6,722	2,890	—	2,890
Purchased product rights and other	49,128	(7,461)	41,667	46,238	(5,087)	41,151
Total definite-lived intangible assets	$60,433	$(10,653)	$49,780	$53,661	$(8,085)	$45,576
In-process research and development (IPR&D)	$7,972	$—	$7,972	$7,590	$—	$7,590
Total intangible assets	$68,405	$(10,653)	$57,752	$61,251	$(8,085)	$53,166

Movements in intangible assets were due to the following:

	Product licensing rights	Product development rights	Purchased product rights and other	IPR&D
December 31, 2015	$1,535	$2,890	$41,151	$7,590
Purchase of product rights	50	4,800	—	—
Amortization of product rights	(194)	(968)	(2,015)	—
Foreign currency movements and other	—	—	2,531	382
June 30, 2016	$1,391	$6,722	$41,667	$7,972

The weighted-average period prior to the next extension or renewal for the 20 products comprising our product licensing rights intangible asset was 46 months at June 30, 2016.

Note 9. Investment in Sagent Agila:

Changes in our investment in Sagent Agila during the six months ended June 30, 2016 were as follows:

Investment in Sagent Agila at December 31, 2015	$7,108
Equity in net income of Sagent Agila	$742
Investment in Sagent Agila at June 30, 2016	$7,850

Condensed statement of operations information of Sagent Agila is as follows:.

	Three months ended June 30,		Six months ended June 30,
Condensed statement of operations information	2016	2015	2016	2015
Net revenues	$1,788	$847	$3,396	$3,921
Gross profit	372	585	1,484	2,355
Net income	372	585	1,484	2,355

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

As of June 30, 2016, there was $6,571 in term loan borrowings outstanding under our Amended Chase Agreement, no outstanding borrowings on the revolver, and we were in compliance with all covenants under the Amended Chase Agreement. Total availability under our Chase term loan facility was $16,584 (C$21,487) at June 30, 2016. Total availability under our Chase revolving loan facility was $79,900 at June 30, 2016, which is subject to adjustment on a monthly basis under our borrowing base calculation.

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

Omega also had five mortgage loans with the BDC (collectively the “Omega mortgages”) which we assumed in connection with the acquisition. The Omega mortgages, which required monthly installments and which were secured by specific Omega buildings and equipment, ranged in amount from C$70 to C$1,250 ($62 to $1,114 as of the acquisition date) and bore interest at the lender’s prime rate (5% as of the acquisition date) plus a premium ranging from 0%—1.5%. The Omega mortgages had maturity dates at various times from August 2019 through November 2036. In January 2016, in connection with entering the Amended Chase Agreement, we repaid the Omega mortgages in full, and refinanced them under the Chase term loan.

Note 11. Accrued liabilities:

Accrued liabilities at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Payroll and employee benefits	$4,120	$6,512
Sales and marketing	7,748	7,308
Taxes payable	580	131
Other accrued liabilities	2,503	1,755
	$14,951	$15,706

Note 12. Fair value measurements:

Assets measured at fair value on a recurring basis as of June 30, 2016 consisted of the following:

	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Money market funds	$2,690	$2,690	$—	$—
Corporate/Government bonds and notes	19,164	—	19,164	—
Commercial paper	1,000	—	1,000	—
Short-term investments	$20,164	$—	$20,164	$—
Total assets	$22,854	$2,690	$20,164	$—

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

The contingent consideration is fixed at $50 as product approval was not achieved by June 30, 2016.   As the consideration is now fixed, the fair value is equal to the carrying value, and valuation consideration is no longer required as of June 30, 2016.  The fair value of our Level 3 contingent consideration is based upon a probability weighting approach that considered the possible outcomes based on assumptions related to the timing and probability of the product approval date.

Note 13. Accumulated other comprehensive income (loss):

Accumulated other comprehensive income (loss) at June 30, 2016 and December 31, 2015 is comprised of the following:

	June 30, 2016	December 31, 2015
Currency translation adjustment, net of tax	$(11,236)	$(17,414)
Unrealized gains (losses) on available for sale securities, net of tax	9	(68)
Total accumulated other comprehensive income (loss)	$(11,227)	$(17,482)

The table below presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the period ended June 30, 2016.

Type of reclassification	Amount reclassified from accumulated other comprehensive income	Affected line item in the condensed consolidated statement of operations
Currency translation adjustment – reclassification of cumulative currency translation gain	$1,426	Loss on sale of SCP
Total reclassification for the six months ended June 30, 2016, net of tax	$1,426

Note 14. Earnings per share:

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Because of their anti-dilutive effect, the following common share equivalents, comprised of restricted stock and unexercised stock options, have been excluded from the calculation of diluted earnings per share for the three and six month periods ended June 30, 2016 and 2015, respectively:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Anti-dilutive shares (in thousands)	2,125	1,849	2,125	1,849

The table below presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic and dilutive numerator:
Net income (loss), as reported	$(515)	$(256)	$(5,505)	$(2,150)
Denominator:
Weighted-average common shares outstanding - basic (in thousands)	32,856	32,161	32,843	32,102
Net effect of dilutive securities:
Stock options and restricted stock	—	—	—	—
Weighted-average common shares outstanding - diluted (in thousands)	32,856	32,161	32,843	32,102
Net income (loss) per common share (basic)	$(0.02)	$(0.01)	$(0.17)	$(0.07)
Net income (loss) per common share (diluted)	$(0.02)	$(0.01)	$(0.17)	$(0.07)

Note 15. Stock-based compensation:

The following tables set forth stock option and restricted stock activity for the six months ended June 30, 2016:

	Number of Shares
	Stock options	Restricted stock
Outstanding at December 31, 2015	1,679,039	180,208
Granted	569,579	196,312
Exercised	(61,705)	(48,082)
Forfeited	(320,434)	(69,816)
Outstanding at June 30, 2016	1,866,479	258,622

The aggregate intrinsic value of stock options exercised during the three months ended June 30, 2016 and 2015, was $376 and $5,964, respectively. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2016 and 2015, was $376 and $7,514, respectively.

Note 16. Net revenue by product:

Net revenue by therapeutic class is as follows:

	Three months ended June 30,		Six months ended June 30,
Therapeutic class:	2016	2015	2016	2015
Anti-infective	$27,350	$33,004	$55,382	$64,562
Critical care	30,896	26,783	59,344	56,692
Oncology	13,475	17,558	24,790	38,736
	$71,721	$77,345	$139,516	$159,990

Note 17. Related party transactions:

As of June 30, 2016 and December 31, 2015, respectively, we had a receivable of $2,754 and $2,678 from Sagent Agila LLC, which is expected to offset future profit-sharing payments. As of June 30, 2016 and December 31, 2015, respectively, we had a payable of $15,992 and $13,754 to Sagent Agila LLC, principally for the acquisition of inventory and amounts due under profit-sharing arrangements.

Note 18. Income Taxes:

Our benefit for income taxes for the three and six months ended June 30, 2016 was $52 and $1,319, respectively.  Our provision for income taxes for the three and six months ended June 30, 2015 was $1,831 and $2,150, respectively.  Included within the six months ended June 30, 2016 tax benefit are $1,064 of discrete tax benefits related to the completion of the sale of SCP.

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

Note 20. Management transition costs:

In 2015, we incurred costs related to the transition of our senior management team, following the retirement of our founder and Chief Executive Officer and resignation of our President in March 2015, and the elimination of certain positions in the US as part of the ongoing review of our business. Costs associated with these matters for the three and six months ended June 30, 2015, primarily severance related charges, totaled $644 and $3,952, respectively.

Of the charges incurred in 2015, $723 were paid during the quarter ended June 30, 2016 related to ongoing severance obligations. There are no costs accrued within the Accounts Payable and Accrued liabilities captions of the balance sheet at June 30, 2016.   No costs were incurred in the six months ended June 30, 2016.

Note 21. Subsequent Events:

On June 15, 2016, we entered into an asset purchase agreement with Teva Pharmaceutical Industries Ltd. (Teva) and Actavis LLC to acquire a portfolio of five generic injectable pharmaceutical products., including Propofol Injectable Emulsion, 1%, for total consideration of $40 million.  The transaction closed on August 3, 2016.  Sagent has fully funded the transaction through borrowings on our revolver under the Amended Chase Agreement.  We intend to account for this transaction as a business combination.  Based on our preliminary estimates anticipate the purchase price will be primarily allocated to definite and indefinite lived intangible assets.

On July 10, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nichi-Iko Pharmaceutical Co., Ltd., (“Parent”), and Shepard Vision, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will, on the terms and subject to the conditions set forth therein, conduct a tender offer (the “Offer”) for all of the Company’s common stock at a purchase price of $21.75 per share (the “Offer Price”), net to the seller in cash, without interest, less any required withholding taxes and, following acceptance of the tendered shares, merge with and into the Company.

The Offer is subject to customary conditions, including, among other things, (i) that the number of shares of Company common stock validly tendered in accordance with the terms of the Offer and not validly withdrawn, together with the shares of Company common stock owned by Merger Sub, must equal one share more than 50% of the outstanding shares of Company common stock, including all shares of Company common stock that the Company may be required to issue prior to the end date (as defined in the Merger Agreement) upon the vesting (including vesting solely as a result of the consummation of the Offer), conversion, settlement or exercise of all then outstanding warrants, options, obligations or securities convertible or exchangeable into shares of Company common stock or other rights to acquire or be issued shares of Company common stock, (ii) that any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 shall have expired or otherwise been terminated and (iii) the absence of any legal restraint.

The transaction is expected to be consummated in the third quarter of 2016.

Additional information about our pending acquisition by Parent is available in the Solicitation/Recommendation Statement on Schedule 14D-9 filed by us with the SEC on August 1, 2016 (as amended, the “Schedule 14D-9”). The foregoing description of the Merger Agreement and the terms and conditions of the tender offer and merger do not purport to be complete and are qualified in their entirety by reference to our Schedule 14D-9, and to the Merger Agreement and Parent’s offer to purchase and other related documents, copies of which are filed as Exhibits (e)(1) and (a)(1)(A), respectively, of our Schedule 14D-9, all of which are incorporated herein by reference.

Important Information:

Nothing in this Quarterly Report on Form 10-Q shall constitute an offer to purchase or a solicitation of an offer to sell any securities. The Offer is being made pursuant to a Tender Offer Statement on Schedule TO filed by Parent with the SEC on August 1, 2016.  Sagent filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC with respect to the Offer on August 1, 2016.  STOCKHOLDERS OF THE COMPANY ARE ADVISED TO READ THE SCHEDULE TO (INCLUDING AN OFFER TO PURCHASE, A RELATED LETTER OF TRANSMITTAL AND OTHER OFFER DOCUMENTS) AND THE SCHEDULE 14D-9, AS EACH MAY BE AMENDED OR SUPPLEMENTED FROM TIME TO TIME, AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC WHEN THEY BECOME AVAILABLE, BEFORE MAKING ANY DECISION WITH RESPECT TO THE TENDER OFFER BECAUSE THESE DOCUMENTS CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION AND THE PARTIES THERETO.  The Offer, the related Letter of Transmittal and certain other tender offer documents, as well as the Solicitation/Recommendation Statement on Schedule 14D-9, are being made available to all holders of shares of Sagent common stock at no expense to them.  Investors and stockholders may obtain free copies of the Schedule TO and Schedule 14D-9, as each may be amended or supplemented from time to time, and other documents filed by the parties at the SEC’s web site at www.sec.gov or by contacting Michael Ward, Sagent’s Chief Legal Officer and Corporate Secretary either by telephone at (847) 908-1600 or by e-mail at legal@sagentpharma.com.

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

In addition, forward-looking statements may be affected by risks and uncertainties associated with our pending transaction with Nichi-Iko Pharmaceutical Co., Ltd., including but not limited to the satisfaction of the conditions to the consummation of the proposed transaction, the timing of the completion of the proposed transaction and the potential impact of the announcement or consummation of the proposed transaction on our important relationships, including with employees, suppliers and customers.  See Note 21.  Subsequent Events.

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

On July 10, 2016, Sagent entered into a definitive merger agreement with Nichi-Iko Pharmaceutical Co., Ltd., and Shepard Vision, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will, on the terms and subject to the conditions set forth therein, conduct a tender offer for all of the Company’s common stock and, following acceptance of the tendered shares, merge with and into the Company.  See Note 21. Subsequent Events.

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

	Three months ended June 30,				% of net revenue, three months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	% Change
Adjusted Gross Profit	$17,539	$18,734	$(1,195)	-6%	24.5%	24.2%	0.3%
Sagent portion of gross profit earned by Sagent Agila joint venture	186	293	(107)	-37%	0.3%	0.4%	-0.1%
Product-related non-cash charges arising from business combinations	—	—	—	n/m	0.0%	0.0%	0.0%
Gross Profit	$17,353	$18,441	$(1,088)	-6%	24.2%	23.8%	0.4%

	Six months ended June 30,				% of net revenue, six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	% Change
Adjusted Gross Profit	$34,942	$42,184	$(7,242)	-17%	25.0%	26.4%	-1.4%
Sagent portion of gross profit earned by Sagent Agila joint venture	742	1,178	(436)	-37%	0.5%	0.7%	-0.2%
Product-related non-cash charges arising from business combinations	—	640	(640)	n/m	0.0%	0.4%	-0.4%
Gross Profit	$34,200	$40,366	$(6,166)	-15%	24.5%	25.2%	-0.7%

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

	Three months ended June 30,
	2016	2015	$ Change	% Change
Adjusted EBITDA	$2,702	$6,222	$(3,520)	(57)%
Stock-based compensation expense	862	835	27	3%
Management transition costs	—	644	(644)	n/m
Acquisition-related costs	1,452	70	1,382	n/m
Unrealized foreign exchange losses[2]	9	(27)	36	n/m
Product-related non-cash charges arising from business combinations	—	—	—	n/m
Operations of SCP while held for sale[3]	—	—	—	n/m
Loss on the sale of SCP[4]	—	—	—	n/m
Gain on the sale of product rights[5]	(1,800)	—	(1,800)	n/m
EBITDA	$2,179	$4,700	$(2,521)	(54)%
Depreciation and amortization expense[1]	2,689	3,018	(329)	(11)%
Interest expense, net	57	107	(50)	(47)%
Provision (benefit) for income taxes	(52)	1,831	(1,883)	n/m
Net income (loss)	$(515)	$(256)	$(259)	n/m

	Six months ended June 30,
	2016	2015	$ Change	% Change
Adjusted EBITDA	$4,405	$15,229	$(10,824)	(71)%
Stock-based compensation expense	1,899	1,925	(26)	(1)%
Management transition costs	—	3,952	(3,952)	n/m
Acquisition-related costs	2,850	1,321	1,529	n/m
Unrealized foreign exchange losses[2]	(964)	888	(1,852)	n/m
Product-related non-cash charges arising from business combinations	—	640	(640)	n/m
Operations of SCP while held for sale[3]	346	—	346	n/m
Loss on the sale of SCP[4]	6,341	—	6,341	n/m
Gain on the sale of product rights[5]	(3,800)	—	(3,800)	n/m
EBITDA	$(2,267)	$6,503	$(8,770)	n/m
Depreciation and amortization expense[1]	4,415	6,091	(1,676)	(28)%
Interest expense, net	142	412	(270)	(66)%
Provision (benefit) for income taxes	(1,319)	2,150	(3,469)	n/m
Net income (loss)	$(5,505)	$(2,150)	$(3,355)	n/m

[1]

Amortization expense excludes $42 and $17 of amortization in the three months ended June 30, 2016 and 2015, respectively, and $76 and $33 of amortization in the six months ended June 30, 2016 and 2015, respectively, related to deferred financing fees, which is included within interest expense and other in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015.

[2]

Unrealized foreign exchange (gains) losses reflect the impact of foreign currency movements on intercompany loans, primarily related to the devaluation of the US dollar relative to the Canadian dollar in the current period and the inverse in the prior year period, and are included in Interest income and other income (expense), net, in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015.

[3]	Operations of SCP while classified as held for sale reflects the operational activity of SCP during the period. Our Board approved a plan of sale related to SCP on December 29, 2015.
[4]	Loss on the sale of SCP reflects the completion of the SCP sale transaction and the elimination the operations assets and liabilities from our financial statements as of March 22, 2016.
[5]	Gain on the sale of product rights reflects the completion of the SCP sale transaction and the benefit received from selling certain product rights.

Discussion and Analysis

Consolidated results of operations

The following compares our consolidated results of operations for the three months ended June 30, 2016 with those of the three months ended June 30, 2015:

	Three months ended June 30,
	2016	2015	$ change	% change
Net revenue	$71,721	$77,345	$(5,624)	-7%
Cost of sales	54,368	58,904	(4,536)	-8%
Gross profit	17,353	18,441	(1,088)	-6%
Gross profit as % of net revenue	24.2%	23.8%
Operating expenses:
Product development	6,630	5,419	1,211	22%
Selling, general and administrative	11,726	11,410	316	3%
Acquisition-related costs	1,452	70	1,382	n/m
Management transition costs	—	644	(644)	n/m
Equity in net income of joint ventures	(186)	(293)	107	37%
Total operating expenses	19,622	17,250	2,372	14%
Gain on the sale of product rights	(1,800)	—	(1,800)	n/m
Income (loss) from operations	(469)	1,191	(1,660)	n/m
Interest income and other income (expense), net	3	516	(513)	-99%
Interest expense	(101)	(132)	31	23%
Income (loss) before income taxes	(567)	1,575	(2,142)	n/m
Provision (benefit) for income taxes	(52)	1,831	(1,883)	n/m
Net loss	$(515)	$(256)	$(259)	n/m
Net loss per common share:
Basic	$(0.02)	$(0.01)	$(0.01)	n/m
Diluted	$(0.02)	$(0.01)	$(0.01)	n/m

Net revenue: Net revenue for the three months ended June 30, 2016 totaled $71.7 million, a decrease of $5.6 million, or 7%, as compared to $77.3 million for the three months ended June 30, 2015.  The launch of one new code since June 30, 2015 contributed $1.1 million of net revenue in the second quarter of 2016. Net revenue for products launched prior to June 30, 2015 decreased $6.7 million, or 10%, to $62.0 million in the second quarter of 2016, due primarily to the annualization of price declines on the base business.

Cost of sales: Cost of goods sold for the three months ended June 30, 2016 totaled $54.4 million, a decrease of $4.5 million, or 8%, as compared to $58.9 million for the three months ended June 30, 2015.  Gross profit as a percentage of net revenues was 24.2% for the three months ended June 30, 2016 compared to 23.8% for the three months ended June 30, 2015.   Adjusted Gross Profit as a percentage of net revenue was 24.5% for the three months ended June 30, 2016 compared to 24.2% for the three months ended June 30, 2015.    The increase in gross profit as a percentage of net revenue is primarily due to lower expenses incurred in the current quarter as a result of the sale of SCP in the previous quarter offset by annualization of price declines on the base business.

Product development: Product development expense for the three months ended June 30, 2016 totaled $6.6 million, an increase of $1.2 million, or 22%, as compared to $5.4 million for the three months ended June 30, 2015. The increase in product development expense was primarily due to higher milestone expenses for products in our development pipeline.

As of June 30, 2016, our new product pipeline included 63 ANDAs which we had filed, or licensed rights to, that were under review by the FDA and nine ANDAs that have been recently approved and were pending commercial launch.  We also had an additional 31 products under initial development at June 30, 2016.

Selling, general and administrative: Selling, general and administrative expenses for the three months ended June 30, 2016, totaled $11.7 million, an increase of $0.3 million, or 3%, as compared to $11.4 million for the three months ended June 30, 2015.  Selling, general and administrative expense as a percentage of net revenue was 16% and 15% for the three months ended June 30, 2016 and 2015, respectively.

Acquisition-related costs: Acquisition-related costs for the three months ended June 30, 2016 totaled $1.5 million, an increase of $1.4 million, as compared to $0.1 million for the three months ended June 30, 2015. Acquisition related costs increased primarily for legal costs associated with the evaluation of the acquisition of the Company by Nichi-Iko Pharmaceuticals Co., Ltd.

Management transition costs: No management transition costs were incurred in the three months ended June 30, 2016.  Management transition costs for the three months ended June 30, 2015 totaled $0.6 million.

Equity in net income of joint ventures: Equity in net income of joint ventures for the three months ended June 30, 2016 totaled $0.2 million, a decrease of $0.1 million as compared to $0.3 million for the three months ended June 30, 2015, related to an increase in costs of sales, specifically an increase in inventory reserve, of Sagent Agila products during the three months ended June 30, 2016.

Gain on the sale of product rights: We sold one product right during the three months ended June 30, 2016 for cash consideration of $1.8 million.  We recognized a gain on sale of $1.8 million related to the transaction.

Interest income and other income (expense), net:  Interest income and other income (expense), net for the three months ended June 30, 2016 totaled $0.0 million of income, as compared to $0.5 million of income in the three months ended June 30, 2015.  The decrease was predominately related to realized and unrealized foreign currency gains.

Interest expense: Interest expense for the three months ended June 30, 2016 and June 30, 2015 totaled $0.1 million, respectively.

Provision for income taxes: Our provision for income taxes for the three months ended June 30, 2016 was a benefit of $0.1 million, an increase of $1.9 million as compared to expense of $1.8 million in the three months ended June 30, 2015.

Net income (loss) and diluted net earnings (loss) per common share: The net loss for the three months ended June 30, 2016 was $0.5 million, as compared to net income of $0.3 million for the three months ended June 30, 2015. Diluted net earnings (loss) per common share decreased by $0.01. The decrease in diluted net earnings (loss) per common share is due to the following factors:

Diluted EPS for the three months ended June 30, 2015	$(0.01)
Decrease in operations	(0.01)
Decrease in common shares outstanding	—
Diluted EPS for the three months ended June 30, 2016	$(0.02)

The following compares our consolidated results of operations for the six months ended June 30, 2016 with those of the six months ended June 30, 2015:

	Six months ended June 30,
	2016	2015	$ change	% change
Net revenue	$139,516	$159,990	$(20,474)	-13%
Cost of sales	105,316	119,624	(14,308)	-12%
Gross profit	34,200	40,366	(6,166)	-15%
Gross profit as % of net revenue	24.5%	25.2%
Operating expenses:
Product development	13,387	10,734	2,653	25%
Selling, general and administrative	23,851	24,535	(684)	-3%
Acquisition-related costs	2,850	1,321	1,529	n/m
Management transition costs	—	3,952	(3,952)	n/m
Equity in net income of joint ventures	(742)	(1,178)	436	37%
Total operating expenses	39,346	39,364	(18)	0%
Loss on the sale of SCP	6,341	—	6,341	n/m
Gain on the sale of product rights	(3,800)	—	(3,800)	n/m
Income (loss) from operations	(7,687)	1,002	(8,689)	n/m
Interest income and other income (expense), net	1,096	(540)	1,636	n/m
Interest expense	(233)	(462)	229	50%
Income (loss) before income taxes	(6,824)	—	(6,824)	n/m
Provision (benefit) for income taxes	(1,319)	2,150	(3,469)	n/m
Net loss	$(5,505)	$(2,150)	$(3,355)	n/m
Net loss per common share:
Basic	$(0.17)	$(0.07)	$(0.10)	n/m
Diluted	$(0.17)	$(0.07)	$(0.10)	n/m

Net revenue: Net revenue for the six months ended June 30, 2016 totaled $139.5 million, a decrease of $20.5 million, or 13%, as compared to $160.0 million for the six months ended June 30, 2015.  The launch of one new code since June 30, 2015 contributed $1.9 million of the net revenue increase in the first half of 2016. Net revenue for products launched prior to June 30, 2015 decreased $22.3 million, or 16%, to $121.4 million in the first half of 2016, due primarily to the annualization of price declines on the base business and reductions in demand for our anti-infective portfolio, given the weakness in the cold and flu related illness during the six month period.

Cost of sales: Cost of goods sold for the six months ended June 30, 2016 totaled $105.3 million, a decrease of $14.3 million, or 12%, as compared to $119.6 million for the six months ended June 30, 2015.  Gross profit as a percentage of net revenue was 24.5% for the six months ended June 30, 2016 compared to 25.2% for the three months ended June 30, 2015.   Adjusted Gross Profit as a percentage of net revenue was 25.0% for the six months ended June 30, 2016, and 26.4% for the six months ended June 30, 2015.  The decrease in gross profit as a percentage of net revenue is primarily due to the impact of the annualization of price declines on the base business offset by lower expenses incurred in the second quarter as a result of the sale of SCP in the first quarter.

Product development: Product development expense for the six months ended June 30, 2016 totaled $13.4 million, an increase of $2.7 million, or 25%, as compared to $10.7 million for the six months ended June 30, 2015. The increase in product development expense was primarily due to higher milestone expenses for products in our development pipeline and a $2.7 million write-off of API inventory based upon an in-depth evaluation of our ANDA pipeline and termination of our current Iron Sucrose development initiative.

Selling, general and administrative: Selling, general and administrative expenses for the six months ended June 30, 2016, totaled $23.9 million, a decrease of $0.7 million, or 3%, as compared to $24.5 million for the six months ended June 30, 2015.  The decrease in selling, general and administrative expense was primarily due to lower employee related costs.  Selling, general and administrative expense as a percentage of net revenue was 17% and 15% for the six months ended June 30, 2016 and 2015, respectively.

Acquisition-related costs: Acquisition-related costs for the six months ended June 30, 2016 totaled $2.9 million, an increase of $1.5 million, as compared to $1.3 million for the six months ended June 30, 2015. Acquisition related costs in both periods were primarily for legal and financial advisory costs associated with the evaluation of potential transactions, as well as legal costs associated with the evaluation of the acquisition of the Company by Nichi-Iko Pharmaceutical Co., Ltd. for the six months ended June 30, 2016.

Management transition costs: No management transition costs were incurred in the six months ended June 30, 2016.  Management transition costs for the six months ended June 30, 2015 totaled $4.0 million.

Equity in net income of joint ventures: Equity in net income of joint ventures for the six months ended June 30, 2016 totaled $0.7 million, a decrease of $0.4 million as compared to $1.2 million for the six months ended June 30, 2015, related to an increase in costs of sales, specifically an increase in inventory reserve, during the six months ended June 30, 2016.

Loss on the sale of SCP: We completed the sale of SCP to NKF in the first quarter of 2016, which resulted in a loss on sale of $6.3 million incurred in the six months ended June 30, 2016.

Gain on the sale of product rights: We sold the rights to three products during the first six months 2016 for total cash consideration of $3.8 million.  We recognized a gain on sale of $3.8 million related to the transactions.

Interest income and other income (expense), net:  Interest income and other income (expense), net for the six months ended June 30, 2016 totaled $1.1 million of income, as compared to $0.5 million of income in the three months ended June 30, 2015.  The increase in income primarily relates to unrealized foreign exchange gains on intercompany financing, primarily related to the valuation of the Canadian dollar versus the US dollar.

Interest expense: Interest expense for the six months ended June 30, 2016 totaled $0.2 million, a decrease of more than $0.2 million, or 50%, as compared to $0.5 million for the six months ended June 30, 2015.

Provision for income taxes: Our provision for income taxes for the six months ended June 30, 2016 was a benefit of $1.3 million, an increase of $3.5 million as compared to expense of $2.2 million in the six months ended June 30, 2015.

Net income (loss) and diluted net earnings (loss) per common share: The net loss for the six months ended June 30, 2016 was $5.5 million, as compared to net income of $2.2 million for the six months ended June 30, 2015. Diluted net earnings (loss) per common share decreased by $0.10. The decrease in diluted net earnings (loss) per common share is due to the following factors:

Diluted EPS for the six months ended June 30, 2015	$(0.07)
Decrease in operations	(0.10)
Decrease in common shares outstanding	—
Diluted EPS for the six months ended June 30, 2016	$(0.17)

Liquidity and Capital Resources

Our future capital requirements will depend on a number of factors, including the continued commercial success of our existing products, launching the products that have been recently approved and are pending commercial launch or are pending approval as of June 30, 2016, successfully identifying and sourcing other new product opportunities, capital expansion at our Omega facility and further business development activity.

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

On July 10, 2016, Sagent entered into a definitive merger agreement with Nichi-Iko Pharmaceutical Co., Ltd., and Shepard Vision, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will, on the terms and subject to the conditions set forth therein, conduct a tender offer for all of the Company’s common stock and, following acceptance of the tendered shares, merge with and into the Company.  See Note 21. Subsequent Events.

Cash Flows

Overview

On June 30, 2016, cash, cash equivalents and short term investments totaled $35.7 million.  Working capital totaled $99.2 million and our current ratio (current assets to current liabilities) was approximately 2.2 to 1.0.

Sources and Uses of Cash

Operating activities: Net cash used in operating activities was $14.8 million for the six months ended June 30, 2016, compared with net cash used in operating activities of $1.7 million during the six months ended June 30, 2015. The decrease in cash used in operations was primarily due to incremental working capital investment during the second quarter of 2016.

Investing activities: Net cash used in investing activities was $4.1 million for the six months ended June 30, 2016, primarily related to capital expenditures and net cash settlement in the sale of SCP, partially offset by the cash received for the sale of product rights.  Net cash used in investing activities of $5.7 million during the six months ended June 30, 2015 primarily related to capital expenditures and the net change in our short-term investments.

Financing activities: Net cash provided by financing activities was $4.7 million for the six months ended June 30, 2016, primarily related to borrowings on our Amended Chase Agreement facilities, partially offset by the repayment of the revolver and the repayment of the then outstanding balance of the Omega mortgages.  Net cash provided by financing activities for the six months ended June 30, 2015 was $2.8 million, primarily related to the proceeds from stock option exercises, partially offset by the repayment of the then outstanding balance of our NBC Loans.

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

As of June 30, 2016, there was $6,571 in term loan borrowings outstanding under our Amended Chase Agreement, no outstanding borrowings on the revolver, and we were in compliance with all covenants under the Amended Chase Agreement. Total availability under our Chase term loan facility was $16,584 (C$21,487) at June 30, 2016. Total availability under our Chase revolving loan facility was $79,900 at June 30, 2016, which is subject to adjustment on a monthly basis under our borrowing base calculation.

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

Omega also had five mortgage loans with the BDC (collectively the “Omega mortgages”) which we assumed in connection with the acquisition. The Omega mortgages, which required monthly installments and which were secured by specific Omega buildings and equipment, ranged in amount from C$0.1 million to C$1.3 million ($0.1 million to $1.1 million as of the acquisition date) and bore interest at the lender’s prime rate (5% as of the acquisition date) plus a premium ranging from 0% - 1.5%. The Omega mortgages had maturity dates at various times from August 2019 through November 2036.  In January 2016, in connection with entering the Amended Chase Agreement, we repaid the Omega mortgages in full, and refinanced them under the Chase term loan.

Aggregate Contractual Obligations

As of June 30, 2016, there were no material changes to the contractual obligations information provided in Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, filed with the SEC on March 7, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2016, we were not party to any off-balance sheet arrangements, nor have we created any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  With the exception of operating leases, we do not have any off-balance sheet arrangements or relationships with entities that are not consolidated into or disclosed on our financial statements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.  In addition, we do not engage in trading activities involving non-exchange traded contracts.

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

Contingencies

See Note 19. Commitments and Contingencies, and Part II, Item 1. Legal Proceedings for a discussion of contingencies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our market risks relate primarily to changes in interest rates and currency fluctuations between the Canadian dollar and US dollar, as the assets, liabilities and transactions of our international operations are generally recorded in the local currency of each of our legal entities.  As a result of the sale of SCP in the first quarter 2016, the Company is no longer exposed to the fluctuations between the Chinese Renminbi and the US dollar.

The revolving loan facility under our Amended Chase Agreement and substantially all of Omega’s debt facilities bear floating interest rates that are tied to LIBOR or an alternate rate, and therefore, our statements of operations and our cash flows are exposed to changes in interest rates. Based on the amounts outstanding at June 30, 2016, a one percentage point increase in LIBOR would increase our ongoing interest expense by less than $0.1 million per year, and a 10% strengthening of the Canadian dollar relative to the US dollar, would increase our ongoing interest expense by less than $0.1 million per year. We historically have not engaged in hedging activities related to our interest rate or foreign exchange risks.

At June 30, 2016, we had cash and cash equivalents and short-term investments of $15.5 million and $20.2 million, respectively. Our cash and cash equivalents are held primarily in cash and money market funds, and our short-term investments are held primarily in corporate debt securities and commercial paper. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Internal Control over Financial Reporting.

Management, together with our Chief Executive Officer and our Chief Financial Officer, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2016. We determined that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There were no material changes during the three months ended June 30, 2016 to the risk factors previously disclosed under Item 1A entitled “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 7, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities during the Quarter ended June 30, 2016

There are currently no share repurchase programs authorized by our Board of Directors. We did not repurchase any shares of our common stock during the quarter ended June 30, 2016.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 3, 2016, Sagent Pharmaceuticals, Inc., a Wyoming corporation (“Sagent WY”), and a wholly-owned subsidiary of Sagent Pharmaceuticals, Inc., a Delaware corporation (the “Company”) completed the transactions contemplated by  the Asset Purchase Agreement, dated as of June 15, 2016 , (the “APA”), among Sagent WY, the Company, Teva Pharmaceutical Industries Ltd., an Israeli corporation, acting directly or through its affiliates (“Teva”) and Actavis LLC, a Delaware limited liability company (“Allergan” and together with Teva, the “Sellers”). Pursuant to and subject to the terms and conditions in the APA, Sagent WY acquired all right, title and interest in and to five generic injectable pharmaceutical products, including Propofol Injectable Emulsion, 1%, and certain assets that relate solely and exclusively to the products, from the Sellers in exchange for total consideration of $40.0 million.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Certificate of Incorporation of Sagent Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.2	Bylaws of Sagent Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.4 in the Company’s Registration Statement on Form S-1, as amended (File Nos. 333-170979 and 333-173597)).

3.3	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

10.1*+	Employment Agreement dated March 14, 2016, by and among Sagent Pharmaceuticals, Inc., and Donald Bullock.

10.2*	Asset Purchase Agreement between Teva Pharmaceutical Industries Ltd. and Sagent Pharmaceuticals, Inc. dated as of June 15, 2016

10.3*	Asset Purchase Agreement among Actavis Group PTC EHF, Actavis LLC and Sagent Pharmaceuticals, Inc. dated as of June 15, 2016

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certifications pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

The following materials from Sagent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and (vi) document and entity information.

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

August 5, 2016